Form 10-Q
period 2023-06-30
Apollo Infrastructure Co LLC
filed 2023-09-28
CIK 1971381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30
,
2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

.
Commission file number
000-56561

Apollo Infrastructure Company LLC
(Exact name of registrant as specified in its charter)

Delaware	92-3084689
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 West 57th Street, 42nd Floor, New York, NY	10019
(Address of principal executive offices)	(Zip Code)
(212)
515-3200
Registrant’s telephone number, including area code

Securities registered
p
ursuant to Section 12(b) of the Act:
None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐
As of September 28, 2023, the registrant had, with respect to Series I, 40 V Shares and with respect to Series II, 40 V Shares outstanding.

Special Note Regarding Forward-Looking Statements
Some of the statements in this Quarterly Report on Form
10-Q
constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Quarterly Report on Form
10-Q
may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of the Infrastructure Assets (as defined below) we acquire, control and manage;

•	our ability to raise sufficient capital to execute our acquisition and lending strategies;

•	the ability of Apollo Manager, LLC (the “Operating Manager”) to source adequate acquisition and lending opportunities to efficiently deploy capital;

•	the ability of our Infrastructure Assets to achieve their objectives;

•	our current and expected financing arrangements;

•	changes in the general interest rate environment;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our Infrastructure Assets;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with the Operating Manager or any of its affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we acquire, control and manage Infrastructure Assets;

•	our use of financial leverage;

•	the ability of the Operating Manager to identify, acquire and manage our Infrastructure Assets;

•	the ability of the Operating Manager or its affiliates to attract and retain highly talented professionals;

•	our ability to structure acquisitions in a tax-efficient manner and the effect of changes to tax legislation and our tax position; and

•	the tax status of the enterprises through which we acquire, control and manage Infrastructure Assets.
In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form
10-Q
involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth elsewhere in this Quarterly Report on Form
10-Q,
and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including our latest registration statement on Form 10 under the Securities Exchange Act of 1934, as amended (the “Registration Statement”). Other factors that could cause actual results to differ materially include:

•	changes in the economy;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism, natural disasters, epidemics or other events having a broad impact on the economy; and

•	future changes in laws or regulations and conditions in our operating areas.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form
10-Q
should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this Quarterly Report on Form
10-Q.
Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by law.

Part I. Financial Information

Item 1.	Financial Statements
Apollo Infrastructure Company LLC
Statements of Assets and Liabilities (Unaudited)
(June 30, 2023)

Assets	Series I	Series II	Total
Cash and cash equivalents	$1,009	$1,008	$2,017
Deferred offering expenses	890,324	890,324	1,780,648
Due from Operating Manager	544,170	544,170	1,088,340

Total assets	$1,435,503	$1,435,502	$2,871,005

Liabilities
Organizational expenses payable	$544,170	$544,170	$1,088,340
Offering expenses payable	890,324	890,324	1,780,648

Total liabilities	$1,434,494	$1,434,494	$2,868,988

Commitments and contingencies (Note 4)
Net assets
Common Shares - Series I: V Shares, $25 par value (40 shares authorized, issued and outstanding) and Series II: V Shares, $25 par value (40 shares authorized, issued and outstanding)	$1,009	$1,008	$2,017

Net assets	$1,009	$1,008	$2,017

Net assets	$1,009	$1,008	$2,017

Common shares	40	40	80

Net asset value (“NAV”) per share	25.23	25.20	25.21

See notes to financial statements.

Apollo Infrastructure Company LLC
Statements of Operations (Unaudited)
(for the period from April 3, 2023 (date of formation) to June 30, 2023)

	Series I	Series II	Total
Investment Income
Interest Income	$9	$8	$17

Total Investment Income	9	8	17

Expenses
Organizational expenses	$544,170	$544,170	$1,088,340

Total expenses	544,170	544,170	1,088,340
Less: Expense Support from Operating Manager	(544,170)	(544,170)	(1,088,340)
Net expenses	$—	$—	$—

Net investment income	$9	$8	$17

See notes to financial statements.

Apollo Infrastructure Company LLC
Notes to Financial Statements (Unaudited)
1. Organization
Apollo Infrastructure Company LLC (the “Company”) is a limited liability company that was formed in accordance with the laws of Delaware on April 3, 2023. On April 10, 2023, the Company established two registered series of limited liability company interests, Apollo Infrastructure Company LLC—Series I (“Series I”) and Apollo Infrastructure Company LLC—Series II (“Series II”). Series I and Series II are intended to be treated as separate entities for U.S. federal income tax purposes with segregated assets and liabilities. Sections
18-215(c)
and
18-218(c)(1)
of the LLC Act provide that a Series established in accordance with
Section 18-215(b)
or
18-218
of the LLC Act, respectively, may carry on any lawful business, purpose or activity, other than the business of banking, and has the power and capacity to, in its own name, contract, hold title to assets (including real, personal and intangible property), grant liens and security interests, and sue and be sued. The Company intends for each Series to conduct its business and enter into contracts in its own name to the extent such activities are undertaken with respect to a particular Series and title to the relevant property will be held by or for the benefit of, the relevant Series. Under Delaware law, to the extent the records maintained for a Series account for the assets associated with such Series separately from the other assets of the Company or any other Series, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to such Series are segregated and enforceable only against the assets of such Series and not against the assets of the Company generally or any other Series. Series I is intended to be treated as a corporation for U.S. federal income tax purposes, and Series II is intended to be treated as a partnership for U.S. federal income tax purposes. The Company intends to conduct its operations so that it is not required to register as an “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is a holding company that seeks to acquire, own and control portfolio companies, special purpose vehicles and other entities through which infrastructure assets or businesses will be held (“Infrastructure Assets”), with the objective of generating attractive risk-adjusted returns consisting of both current income and capital appreciation.
The Company expects to conduct a continuous private offering of its shares in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) to (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act).
The Company is sponsored by Apollo Asset Management, Inc. (together with its subsidiaries, “Apollo”) and expects to benefit from Apollo’s infrastructure sourcing and management platform pursuant to an operating agreement to be entered into with Apollo Manager, LLC (the “Operating Manager”) to support the Company in managing its portfolio of Infrastructure Assets with the objective of generating attractive risk-adjusted returns consisting of both current income and capital appreciation for shareholders. The Company has no operations as of June 30, 2023 other than matters relating to its organization and offering.
As of June 30, 2023, the Company has issued V Shares (the “Shares”) of each of Series I and Series II at the aggregate issue prices of $1,000 and $1,000, respectively, to Apollo Principal Holdings VI, L.P., a subsidiary of Apollo Asset Management, Inc. The purchase of the Shares in a Series of the Company is an investment only in that particular Series and not an investment in the Company as a whole. V Shares have special rights and privileges, including entitling the holders thereof to the exclusive right to appoint and remove directors of the Company, increase or decrease the number of directors of the Company and fill any vacancies on the Board. V Shares will not have economic participation in the Company. V Shares are not being offered to other investors.
As of June 30, 2023, the Company had neither purchased nor contracted to purchase any assets.

2. Summary of Significant Accounting Policies
Basis of Accounting
– The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in United States dollars, which is the Company’s functional currency. The Company’s fiscal year end is December 31.
The Company’s financial statements are prepared using the accounting and reporting guidance under Financial Accounting Standards Board Accounting Standards Codification (ASC) 946, Financial Services – Investment Companies.
Basis of Presentation
–
Series I and Series II are intended to be treated as separate entities for U.S. federal income tax purposes with segregated assets, liabilities, and expenses. Allocation to each Series is based on attributable investment activity, NAV, or other equitable allocation methodologies as determined by the Operating Manager. These financial statements incorporate the assets and liabilities, and results of operations, of the Company as a whole, as well as each Series of membership interest in the Company. Separate statements of changes in net assets and cash flows have not been presented in the financial statements because principle operations have not commenced.
Basis of Consolidation
–
As provided under Regulation
S-X
and ASC 946, the Company will generally not consolidate its investment in a company other than a wholly owned investment company or controlled operating company whose business consists of providing services to the Company.
Use of Estimate
s
– The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could materially differ from those estimates.
Cash and Cash Equivalents
– As of June 30, 2023, cash and cash equivalents were comprised of cash on hand.
Organizational and Offering Expenses
– Organizational expenses are expensed as incurred. Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business. Organizational expenses will be paid by the Operating Manager, subject to potential recoupment as described in Note 3. For the period from April 3, 2023 (date of formation) to June 30, 2023, Series I and Series II incurred organizational expenses of $544,170 and $544,170, respectively.
Offering expenses include registration fees and legal fees regarding the preparation of the initial registration statement. Offering expenses are accounted for as deferred costs until operations begin. Offering expenses will be paid by the Operating Manager, subject to potential recoupment as described in Note 3. For continuous offerings, offering expenses are then amortized over the first twelve months of operations on a straight-line basis. For the period from April 3, 2023 (date of formation) to June 30, 2023, Series I and Series II incurred offering expenses of $890,324 and $890,324, respectively.
Investment Income
– For the period from April 3, 2023 (date of formation) to June 30, 2023, investment income was comprised of interest income from cash and cash equivalents.
Investments, At Fair Value
– ASC 820, Fair Value Measurement, defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value. The Company recognizes and accounts for its investments at fair value. The fair value of the investments does not reflect transactions costs that may be incurred upon disposition of investments.
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity for disclosure purposes.

Assets and liabilities recorded at fair value on the Statement of Assets and Liabilities are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined under GAAP, are directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:
Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2 — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability.
Level 3 — Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.
A significant decrease in the volume and level of activity for the asset or liability is an indication that transactions or quoted prices may not be representative of fair value because in such market conditions there may be increased instances of transactions that are not orderly. In those circumstances, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value.
Income Taxes
– Series I has elected to be taxed as a corporation for U.S. federal income tax purposes. Series I is liable for income taxes, if any, on its net taxable income. There is no tax expense for Series I reflecting the Company’s best estimate of current and future taxes to be paid based upon income, dividends, and gains earned through June 30, 2023, of which none is receivable as of June 30, 2023. Deferred income taxes are provided for the effects of potential future tax liabilities in future years resulting from differences between the tax basis of an asset or liability and its reported valuation in the accompanying financial statements. As of June 30, 2023, there is no deferred tax liability for Series I.
Series II intends to operate so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code and not a publicly traded partnership treated as a corporation. As such, it will not be subject to any U.S. federal and state income taxes. In any year, it is possible that Series II will not meet the qualifying income exception, which would result in Series II being treated as a publicly traded partnership taxed as a corporation, rather than a partnership. If Series II does not meet the qualifying income exception, the holders of interest in Series II would then be treated as shareholders in a corporation, and Series II would become taxable as a corporation for U.S. federal income tax purposes. Series II would be required to pay income tax at corporate rates on its net taxable income. In addition, Series II intends to operate, in part, through subsidiaries that may be treated as corporations for U.S. and
non-U.S.
tax purposes and therefore may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level.
Calculation of NAV
– The NAV per Share of each type of the Company’s Shares is determined by dividing the total assets of the Company (the value of investments, plus cash or other assets) attributable to such type less the value of any liabilities of such type, by the total number of Shares outstanding of such type.
3. Related Party Considerations
Operating Agreement
The Company intends to enter into an operating agreement with the Operating Manager (the “Operating Agreement”). Pursuant to the Operating Agreement, the Operating Manager is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making recommendations to the Company’s board of directors (the “Board”) related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations.
The Operating Manager or an affiliate may rebate, waive or reduce the management fee charged to certain shareholders at the sole discretion of the Operating Manager or such affiliate. Any such rebate, waiver or reduction may be effected either by way of purchase of additional Shares by the Operating Manager or such affiliate for the shareholder or by way of rebate to the relevant shareholder’s account.

Company Expense Support and Conditional Reimbursement of the Operating Manager
The Operating Manager may elect to pay certain of our expenses, including certain Organizational and Offering Expenses on our behalf (each, an “Expense Support”).
Following any calendar month in which the Specified Expenses are below 0.60% of the Company’s net assets on an annualized basis, the Company shall reimburse the Operating Manager, fully or partially, for the Expense Supports, but only if and to the extent that Specified Expenses plus any “Reimbursement Payments” (defined below) do not exceed 0.60% of the Company’s net assets at the end of each calendar month on an annualized basis, until such time as all Expense Supports made by the Operating Manager to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company in the prior sentence shall be referred to herein as a “Reimbursement Payment.”
“Specified Expenses” is defined to include all expenses incurred in the business of the Company with the exception of (i) the Management Fee, (ii) the Performance Fee, (iii) the combined annual distribution fees and shareholder servicing fees, (iv) the dealer manager fees (including selling commissions), (v) Infrastructure Asset related expenses, (vi) interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company; (vii) taxes; (viii) certain insurance costs, (ix) Organizational and Offering Expenses; (x) certain non-routine
items (as determined in the sole discretion of the Operating Manager), and (xi) extraordinary expenses (as determined in the sole discretion of the Operating Manager).
4. Commitments and Contingencies
The Company was not subject to any litigation nor was the Company aware of any material litigation threatened against it.
Management has evaluated and determined that there have been no subsequent events through September 28, 2023, the date these financial statements were available to be issued, that require recognition or disclosure in such financial statements.
Indemnifications
Under the Company’s LLC Agreement and organizational documents, its members of the Board, the Operating Manager, Apollo, and their respective affiliates, directors, officers, representatives, agents and employees are indemnified against all liabilities unless these persons’ actions constitute actual fraud or willful misconduct. In the normal course of business, the Company enters into contracts that contain a variety of representations and that provide general indemnifications. The Company’s maximum liability exposure under these arrangements is unknown, as future claims that have not yet occurred may be made against the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our Registration Statement. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in “Item 1A. Risk Factors” in our Registration Statement.

Overview

The Company was formed as a Delaware limited liability company on April 3, 2023. The Company has a limited operating history and was formed to acquire, control and manage Infrastructure Assets globally, finance infrastructure development and strategically invest in infrastructure-related investments. The Company has not yet commenced commercial activities and as a result, as of the date of this Quarterly Report on Form 10-Q, (i) does not hold interests in any Infrastructure Assets and (ii) has not generated, other than de minimis interest income, any revenues. The Company formed separate Series pursuant to the LLC Act, and although the IRS has only issued proposed regulations relating to series entities, each Series is intended to be treated as a separate entity for U.S. federal income tax purposes. Although the Series are separate legal entities, they are expected to invest, directly or indirectly, in the same Infrastructure Assets on a pro rata basis, with equal voting rights with respect thereto. While it is the Company’s intention that the Series will generally hold pro rata economic interests in each Infrastructure Asset, such economic interests may not be pro rata in all instances. The Company expects that deviations from this pro rata holding intention would be a result of cash flows into the Series and different tax obligations between the Series. The Series will conduct the business of the Company jointly and although they have the ability and intention to contract in their own names, they expect to do so jointly and in coordination with one another. Neither Series will have directors, officers or employees, but will be overseen by the Board and managed by the Operating Manager. As a Delaware limited liability company with two different series, to the extent the records maintained for a Series account for the assets associated with a Series separately from the assets of the Company or any other Series, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to such Series are segregated and enforceable only against the assets of such Series and not the assets of the Company generally or of any other Series, as provided under Delaware law. Each of Series I and Series II is intended to be treated as a separate entity for U.S. federal income tax purposes. Series I has elected to be treated as a corporation for U.S. federal income tax purposes and Series II is intended to be treated as a partnership for U.S. federal income tax purposes. The state tax treatment of a limited liability company, and of different series in a series limited liability company, depends on the laws of each state. Although there is no direct authority on point, we generally expect that the vast majority of states will follow the U.S. federal tax treatment. However, it is possible that a state may classify Series I and/or Series II differently than the IRS does for U.S. federal income tax purposes. The state tax treatment of a series limited liability company depends on the laws of each state, and it is possible that a particular state may treat Series I and Series II as a single entity for state tax purposes or may treat Series I or Series II as separate entities but classified differently than the IRS does for U.S. federal income tax purposes.

Consistent with Apollo’s broader approach to investing, AIC will pursue a disciplined, value-oriented approach to building a portfolio of Infrastructure Assets. The Company will target the acquisition of debt and/or equity in businesses or projects that provide essential services, are generally asset-backed and have high barriers to entry. None of Apollo’s results can be attributed to the Company and there is no guarantee of similar results for the Company. As of the date of this Quarterly Report on Form 10-Q, the Company has not yet commenced operations.

Results of Operations

As of June 30, 2023, we were in our organizational period and had not commenced our principal operations. We intend to acquire Infrastructure Assets with the capital received from our continuous Private Offering and any indebtedness that we may incur in connection with such activities.

From April 12, 2023 (date of our initial capitalization) through June 30, 2023, we had not commenced our principal operations and were focused on our formation and our Registration Statement. Our Form 10 registration statement automatically became effective on August 14, 2023.

For the period from April 3, 2023 (date of formation) through June 30, 2023, Series I and Series II incurred organizational expenses of $544,170 and $544,170, respectively. Organizational expenses will be paid by the Operating Manager, subject to potential recoupment as described in “Item 1. Financial Statements (Unaudited)—Notes to Financial Statements—Note 3. Related Party Considerations.” Such costs represent legal, accounting, and other corporate services.

Revenues

We plan to generate revenues primarily from our long-term control and management of control-oriented Infrastructure Assets, Infrastructure Asset financings and to a lesser extent strategic investments in Infrastructure Assets, which may consist of dividend income, interest income, net realized gains or losses and net change in unrealized appreciation or depreciation of Infrastructure Assets.

Expenses

The below description of expenses will apply with respect to each Series and will be the same for each Series unless otherwise indicated.

Management Fee

We will pay the Operating Manager a management fee (the “ Management Fee”). The Management Fee is payable monthly in arrears in an amount equal to (i) 1.25% per annum of the month-end NAV attributable to S Shares and I Shares, (ii) 1.00% per annum of the month-end NAV attributable to F-S Shares and F-I Shares, (iii) 0.75% per annum of the month-end NAV attributable to the A-I Shares until December 31, 2026 and 1.00% per annum of the month-end NAV attributable to the A-I Shares thereafter and (iv) 0.50% per annum of the month-end NAV attributable to the A-II Shares; provided, that this Management Fee will be reduced by any applicable Special Fees (as defined below); provided, however, that this Management Fee will not be reduced for any Other Fees (as defined below). In calculating the Management Fee, we will use our NAV before giving effect to accruals for the Management Fee, Performance Fee (as defined below), combined annual distribution fee and shareholder servicing fee or distributions payable on our Shares. We will not pay the Operating Manager a Management Fee on the Shares held by Apollo, and as a result, it is an expense specific only to Shares held by investors at the rates specified herein, which will result in the dilution of Investor Shares in proportion to the fees charged to different types of Investor Shares.

Selling Commissions and Ongoing Distribution and Servicing Fees

Apollo Global Securities, LLC (the “Dealer Manager” or “AGS”) will be entitled to receive selling commissions of up to 3.0%, and dealer manager fees of up to 0.5%, of the transaction price of each S Share and F-S Share. Any participating broker-dealers will be compensated from such amounts by reallowance from the Dealer Manager; provided that the sum of such reallowed amounts and the selling commissions will not exceed 3.5% of the transaction price. The Dealer Manager will receive a combined annual distribution fee and shareholder servicing fee of 0.85% per annum of the aggregate NAV of the Company’s outstanding S Shares and F-S Shares. There will not be a combined annual distribution fee and shareholder servicing fee, upfront selling commission or dealer manager fee with respect to the A-I Shares, A-II Shares, I Shares or F-I Shares. The Dealer Manager anticipates that all or a portion of selling commissions and dealer manager fees will be reallowed to participating broker-dealers.

Apollo Shares will not incur any upfront selling costs or ongoing servicing costs.

Special Fees

Any net consulting (including management consulting) or monitoring fees (including any early termination fee or acceleration of any such management consulting fee on a one-time basis that is approved by the Board), break-up fees (including, if applicable, the portion thereof described in “Item 1A. Risk Factors—Risks Related to our Company and an Investment in our Shares—Our business may be affected by offering Co-Investments or opportunities to provide debt financing to any person” of the Registration Statement), directors’ fees, closing fees and merger and acquisition transaction advisory services fees related to the negotiation of the acquisition of an Infrastructure Asset (other than debt investments or investments with respect to which Apollo does not exercise direct control with respect to the decision to engage the services giving rise to the relevant fees, costs and expenses) and similar fees, whether in cash or in kind, including options, warrants and other non-cash consideration paid to the Operating Manager or any of its affiliates or any employees of the foregoing in connection with actual or contemplated acquisitions or investments (and allocable to the Company) that are allocable to those Shareholders who bear Management Fees.

Performance Fee

So long as the Operating Agreement has not been terminated, the Operating Manager will be entitled to receive a performance fee equal to (i) 12.5% of the total return with respect to S Shares or I Shares, (ii) 9.0% of the total return with respect to F-S Shares or F-I Shares, (iii) 7.5% of the total return from inception through December 31, 2026 and 9.0% thereafter with respect to A-I Shares and (iv) 5.0% of the total return with respect to A-II Shares, in each case subject to a 5.0% hurdle amount and a high water mark with respect to such type of Shares, with a catch-up. Such fee will be paid annually and accrue monthly. The performance fee will not be paid on Apollo Shares, and as a result, it is an expense specific only to Investor Shares at the rates specified herein, which will result in the dilution of Investor Shares in proportion to the fees charged to different types of Investor Shares.

Other Fees

From time to time, the Operating Manager or its affiliates (including AGS, Apollo Portfolio Performance Solutions, and other Affiliated Service Providers) will provide services to certain persons or entities, including the Company, potential and existing Infrastructure Assets (including with respect to the Company’s investments therein), other Apollo Clients (as defined below) or any of their investments or portfolio companies and, in connection with such services, will receive Other Fees (as defined below). Other Fees will be retained by, and be for the benefit of, the Operating Manager and/or such affiliates and Affiliated Service Providers, and will not be applied to reduce the Management Fee.

For the avoidance of doubt, an Infrastructure Asset may, on such terms as such Infrastructure Asset determines to be in its best interest, provide services to another Infrastructure Asset or Apollo Client (or receive services from another Infrastructure Asset or Apollo Client), and may pay or receive related compensation, without the approval of the Board or any investor of the Company.

“Other Fees” means (i) fees, costs and expenses that comprise or constitute Organizational and Offering Expenses or Operating Expenses; (ii) salary, fees, expenses or other compensation of any nature paid by an Infrastructure Asset to any individual (or to the Operating Manager or any of its affiliates with respect to such individual) who acts as an officer of, or in an active management role at, such Infrastructure Asset (including industry executives, advisors, consultants (including operating consultants and sourcing consultants)), operating executives, subject matter experts or other persons acting in a similar capacity engaged or employed by Apollo; and (iii) among others. “Apollo Client” means applicable fund, account, entity, vehicle, product and/or similar arrangement sponsored, managed or advised by Apollo, as applicable.

Organizational and Offering Expenses

The Company will incur organizational and offering expenses in connection with the formation and organization of the Company and the Series, and the offering of shares to investors, including legal, accounting, printing, mailing and filing fees and expenses, taxes, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design, website and electronic database expenses, fees and expenses of our escrow agent and transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging and meals and other similar fees, costs and expenses but excluding upfront selling commissions, dealer manager fees and the combined annual distribution fees and shareholder servicing fees (collectively, the “Organizational and Offering Expenses”).

Operating Expenses

Each Series will pay or otherwise bear its proportionate portion of the payments, fees, costs, expenses and other liabilities (for the avoidance of doubt, including any applicable value added tax) or obligations resulting from, related to, associated with, arising from or incurred in connection with the Company’s operations (collectively, the “Operating Expenses”).

The Operating Manager and its affiliates will be entitled to reimbursement from each Series, in its proportionate share, for any Operating Expenses or Organizational and Offering Expenses paid or incurred by them on behalf of, or in relation to, such Series.

If any Operating Expenses are incurred for the account or for the benefit of each Series and one or more other Apollo Clients, the Operating Manager will allocate such Operating Expenses among such Series and each such other Apollo Client in proportion to the size of the investment made by each in the activity or entity to which such Operating Expenses relate, to the extent applicable, or in such other manner as the Operating Manager in good faith determines is fair and reasonable.

Company Expense Support and Conditional Reimbursement of the Operating Manager

The Operating Manager may elect to pay certain of our expenses, including certain Organizational and Offering Expenses on our behalf (each, an “Expense Support”).

Following any calendar month in which the Specified Expenses are below 0.60% of the Company’s net assets on an annualized basis, the Company shall reimburse the Operating Manager, fully or partially, for the Expense Supports, but only if and to the extent that Specified Expenses plus any “Reimbursement Payments” (defined below) do not exceed 0.60% of the Company’s net assets at the end of each calendar month on an annualized basis, until such time as all Expense Supports made by the Operating Manager to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company in the prior sentence shall be referred to herein as a “Reimbursement Payment.”

“Specified Expenses” is defined to include all expenses incurred in the business of the Company with the exception of (i) the Management Fee, (ii) the Performance Fee, (iii) the combined annual distribution fees and shareholder servicing fees, (iv) the dealer manager fees (including selling commissions), (v) Infrastructure Asset related expenses, (vi) interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company, (vii) taxes, (viii) certain insurance costs, (ix) Organizational and Offering Expenses, (x) certain non-routine items (as determined in the sole discretion of the Operating Manager) and (xi) extraordinary expenses (as determined in the sole discretion of the Operating Manager).

Hedging Activities

The Company and/or its operating subsidiaries expect to employ hedging strategies (whether by means of derivatives or otherwise and whether in support of financing techniques or otherwise) that are designed to reduce the risks to the Company and/or such operating subsidiaries of fluctuations in interest rates, securities, commodities and other asset prices and currency exchange rates, as well as other identifiable risks. While the transactions implementing such hedging strategies are intended to reduce certain risks, such transactions themselves entail certain other risks, such as the risk that counterparties to such transactions default on their obligations and the risk that the prices and/or cash flows being hedged behave differently than expected. Thus, while the Company and/or its operating subsidiaries may benefit from the use of these hedging strategies, unanticipated changes in interest rates, securities, commodities and other asset prices or currency exchange rates or other events related to hedging activities may result in a poorer overall performance for the Company and/or its operating subsidiaries than if it or its operating subsidiaries had not implemented such hedging strategies.

With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase and the value of our debt acquisitions to decline. We may seek to stabilize our financing costs as well as any potential decline in our assets by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk. In the event we pursue any projects or acquisitions outside of the U.S., we may have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We may in the future enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Financial Condition, Liquidity and Capital Resources

We have not yet commenced commercial activities. A subsidiary of Apollo has made initial capital contributions of $1,000 in cash, in exchange for 40 Series I V Shares and $1,000 in cash, in exchange for 40 Series II V Shares. The Company may issue additional Series I and Series II V Shares to Apollo in exchange for one or more capital contributions to facilitate the acquisition of the Company’s initial assets. Apollo currently holds all of the Company’s outstanding Series I and Series II V Shares. As of August 11, 2023, Apollo was our only Shareholder. The V Shares may be transferred to an Apollo affiliate or Apollo Client. If an Apollo affiliate or Apollo Client become the holder of a majority of the V Shares, that entity would have majority control over the Company, including the right to vote for the appointment of the Company’s directors.

We expect to generate cash primarily from (i) the net proceeds of our continuous Private Offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities.

Our primary use of cash will be for (i) acquisition of Infrastructure Assets, financing of infrastructure developments and strategic investment in infrastructure-related investments, (ii) the cost of operations (including the Management Fee and Performance Fee), (iii) debt service of any borrowings, (iv) periodic repurchases, including under the Repurchase Plan (as described herein), and (v) cash distributions (if any) to the holders of our Shares to the extent declared by the Board.

The minimum initial purchase amount is $2,500 for S Shares, I Shares, F-S Shares, F-I Shares, A-I Shares and A-II Shares. The minimum subsequent purchase amount is $500 for each type of Shares, except for additional purchases pursuant to the distribution reinvestment plan (“DRIP”), which are not subject to a minimum purchase amount. The minimum purchase amount for each type of Shares can be modified or waived in the sole discretion of the Company or the Dealer Manager (as defined above), including for certain financial firms that submit orders on behalf of their customers, our officers and directors and certain employees of Apollo, including its affiliates, vehicles controlled by such employees and their extended family members. The Company and the Dealer Manager each reserves the right to designate and re-designate the Founder Intermediary or Anchor Intermediary status of financial intermediaries in its sole discretion.

Share Repurchases

We expect that each Series will conduct quarterly Share repurchases (each, a “Share Repurchase”) for up to 5.0% of the aggregate NAV of our outstanding Investor Shares and E Shares at a price based on the NAV per Share as of the last business day of the quarter prior to the commencement of a Share Repurchase (the “Repurchase Plan”). The Company expects to make the Share Repurchases beginning with the second full quarter after the initial raising of third-party capital. Due to tax considerations and other factors, the NAV between each Series will differ, and because of differential fees and other factors, NAV between Share type will differ, but all NAV calculations are expected to be based on the joint underlying economic interests of both Series in the Infrastructure Assets.

The Board may make exceptions to, modify or suspend our Repurchase Plan if, in its reasonable judgment, it deems such action to be in our best interest and the best interest of our Shareholders. Material modifications, including any amendment to the 5.0% quarterly limitations on repurchases, to and suspensions of the Repurchase Plan will be promptly disclosed to Shareholders in a supplement to our private placement memorandum or special or periodic report filed by us on the SEC’s website at www.sec.gov. Material modifications will also be disclosed on our website.

Cash Flows

On April 12, 2023, a subsidiary of Apollo made initial capital contributions of $1,000 in cash, in exchange for 40 Series I V Shares and $1,000 in cash, in exchange for 40 Series II V Shares.

As of June 30, 2023, we had not declared or paid any distributions.

Critical Accounting Estimates

Below is a discussion of the accounting policies that management believes will be critical once we commence principal operations. We consider these policies critical because they involve significant judgments and assumptions and require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. Our accounting policies have been established to conform with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the financial statements in accordance with GAAP requires management to use judgments in the application of such policies. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Valuation Guidelines

The Company’s Infrastructure Assets will be valued at fair value in a manner consistent with generally accepted accounting principles in the United States (“GAAP”), including Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure (“ASC Topic 820”), issued by the Financial Accounting Standards Board. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

There is no single standard for determining fair values of assets that do not have a readily available market price and, in many cases, such fair values may be best expressed as a range of fair values from which a single estimate may be derived in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each acquisition while employing a valuation process that is consistently followed. Determinations of fair value involve subjective judgments and estimates.

When making fair value determinations for Infrastructure Assets that do not have readily available market prices, we will consider industry-accepted valuation methodologies, primarily consisting of an income approach and market approach. The income approach derives fair value based on the present value of cash flows that a business, or security is expected to generate in the future. The market approach relies upon valuations for comparable public companies, transactions or assets, and includes making judgments about which companies, transactions or assets are comparable. A blend of approaches may be relied upon in arriving at an estimate of fair value, though there may be instances where it is more appropriate to utilize one approach. It is common to use only the income approach for Infrastructure Assets. We also consider a range of additional factors that we deem relevant, including a potential sale of the Infrastructure Assets, macro and local market conditions, industry information and the relevant Infrastructure Asset’s historical and projected financial data.

Infrastructure Assets will generally be valued at the relevant transaction price initially; however, to the extent the Operating Manager does not believe an Infrastructure Asset’s transaction price reflects the current market value, the Operating Manager will adjust such valuation. When making fair value determinations for Infrastructure Assets, the Operating Manager will update the prior month-end valuations by incorporating the then current market comparables and discount rate inputs, any material changes to the financial performance of the Infrastructure Assets since the prior valuation date, as well as any cash flow activity related to the Infrastructure Assets during the month. The Operating Manager will value Infrastructure Assets using the valuation methodology it deems most appropriate and consistent with widely recognized valuation methodologies and market conditions.

When making fair value determinations for assets that do not have a reliable, readily available market price, which the Company expects to be the case for a significant number of its Infrastructure Assets, the Operating Manager may engage one or more independent valuation firms to provide positive assurance regarding the reasonableness of such valuations as of the relevant measurement date.

Because assets are valued as of a specified valuation date, events occurring subsequent to that date will not be reflected in the Company’s valuations. However, if information indicating a condition that existed at the valuation date becomes available subsequent to the valuation date and before financial information is publicly released, it will be evaluated to determine whether it would have a material impact requiring adjustment of the final valuation.

At least annually, the Board, including our independent directors, will review the appropriateness of our valuation guidelines. From time to time, the Board, including our independent directors, may adopt changes to the valuation guidelines on occasions in which it has determined or in the future determines that such changes are likely to result in a more accurate reflection of estimated fair value.

Recent Accounting Pronouncements

None.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

See “—Results of Operations” above for our contractual obligations and commitments with payments due subsequent to June 30, 2023.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We had no significant operations as of June 30, 2023. When we commence our principal operations, we expect that our primary market risk exposure will be interest rate risk with respect to our indebtedness and credit risk and market risk with respect to use of derivative financial instruments. As of June 30, 2023, we had no indebtedness and did not use any derivative financial instruments. The Operating Manager will be responsible for the oversight of risks to our business.

Changes in Market Interest Rates

With respect to our proposed business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt acquisitions to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our debt acquisitions to increase.

Credit Risk

Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

Market Risk

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, we will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced.

Item 4.	Controls and Procedures Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2023, we were not involved in any material legal proceedings.

Item 1A.	Risk Factors

For information regarding the risk factors that could affect the Company’s business, operating results, financial condition and liquidity, see the information under “Item 1A. Risk Factors” in our Registration Statement. There have been no material changes to the risk factors previously disclosed in the Registration Statement.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the period from April 3, 2023 (date of formation) to June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Appointment of Certain Officers and Directors

On September 28, 2023, pursuant to a written consent (the “Consent”) by Apollo Principal Holdings VI, L.P., the holder of all outstanding V Shares of the Company, Olivia Wassenaar was appointed as Chair of the Board of the Company. Pursuant to the Consent, David Cohen and Corinne Still were each appointed to the Board as a Director.

Also on September 28, following the Board appointments of Ms. Wassenaar, Mr. Cohen and Ms. Still, and the resignation of Mr. Crossen from the Board, each as described below (the Board, after such actions, the “New Board”), the New Board appointed Olivia Wassenaar as Chief Executive Officer of the Company, Mr. Cohen and Ms. Still each as co-President of the Company and Yvette Novo as Chief Financial Officer of the Company.

Appointment of Olivia Wassenaar as Chair of the Board and as Chief Executive Officer

Ms. Wassenaar is a Partner at Apollo, Head of Sustainability and Infrastructure, having joined in 2018. Prior to that time, Ms. Wassenaar was a Managing Director at Riverstone Holdings and was previously a member of the Investment Banking division of Goldman Sachs. Ms. Wassenaar also serves on the boards of directors of Arconic Corporation, AP Shale Logistics Holdco LLC (a.k.a Tidewater Logistics Operating, LLC), FlexGen Power Systems, Inc., Graanul Invest AS, TOPS Holdings, LLC, Takkion Group LLC and the parent entity of Energos Infrastructure. During the past five years, Ms. Wassenaar also served as a director of Spartan Acquisition Corp. III, Talos Energy Inc., Pegasus Optimization Partners, LLC, LifePoint Health, Inc., Jupiter Resources Ltd., High Road Resources, LLC (f.k.a. American Petroleum Partners, LLC), Spartan Acquisition Corp. II, Momentum Minerals II, LLC and Apex Energy LLC. Ms. Wassenaar also serves as a Trustee at the School of American Ballet and The Brearley School. She received her AB, magna cum laude from Harvard College and an MBA from the Wharton School at the University of Pennsylvania.

There are no arrangements or understandings between Ms. Wassenaar, on the one hand, and the Company or any other persons, on the other hand, pursuant to which Ms. Wassenaar was selected as Chair of the Board and Chief Executive Officer. There are no related party transactions between the Company and Ms. Wassenaar (or any of her immediate family members) requiring disclosure under Item 404(a) of Regulation S-K. Ms. Wassenaar does not have any family relationships with any of the Company’s directors or executive officers.

The Company will enter into its standard form of indemnification agreement with Ms. Wassenaar.

Appointment of David Cohen to the Board and as co-President

Mr. Cohen is a Partner within the Infrastructure group at Apollo Global Management, Inc., where he has worked for over three years. He is responsible for sourcing, executing and managing the firm’s infrastructure equity investments across various subsectors. Prior to joining the firm, Mr. Cohen spent 12 years at Goldman Sachs where he most recently was an investment professional in the Merchant Banking Division, investing out of the firm’s infrastructure funds. Mr. Cohen currently serves on the boards of directors of Intermodal Tank Transport, IonicBlue and Primafrio. He previously served on the boards of directors of Parallel Infrastructure, as well as Red de Carreteras de Occidente and Restaurant Technologies before joining Apollo. Mr. Cohen graduated with high honors from Lehigh University with a BS in Finance and Accounting.

There are no arrangements or understandings between Mr. Cohen, on the one hand, and the Company or any other persons, on the other hand, pursuant to which Mr. Cohen was selected as a Director and co-President. There are no related party transactions between the Company and Mr. Cohen (or any of his immediate family members) requiring disclosure under Item 404(a) of Regulation S-K. Mr. Cohen does not have any family relationships with any of the Company’s directors or executive officers.

The Company will enter into its standard form of indemnification agreement with Mr. Cohen.

Appointment of Corinne Still to the Board and as co-President

Ms. Still is a Partner in Apollo’s Infrastructure group, where she has worked for more than seven years. She is responsible for originating, underwriting and managing equity investments in energy transition and social infrastructure. Ms. Still sits on the board of Doral Renewables, Circulus, Summit Ridge Energy, Broad Reach Power, Great Bay Renewables and Stagecoach Renewables. Prior to joining Apollo in 2016, Ms. Still was an investment professional at GE Energy Financial Services and a Management Consultant in the Energy & Natural Resources group at Accenture. Ms. Still graduated magna cum laude from James Madison University with a BS in Integrated Science & Technology and received both her Master of Environmental Management and Master of Business Administration from Duke University.

There are no arrangements or understandings between Ms. Still, on the one hand, and the Company or any other persons, on the other hand, pursuant to which Ms. Still was selected as a Director and co-President. There are no related party transactions between the Company and Ms. Still (or any of her immediate family members) requiring disclosure under Item 404(a) of Regulation S-K. Ms. Still does not have any family relationships with any of the Company’s directors or executive officers.

The Company will enter into its standard form of indemnification agreement with Ms. Still.

Appointment of Yvette Novo as Chief Financial Officer

Ms. Novo is a Principal in the Sustainability & Infrastructure Finance team at Apollo, having joined the Firm in 2010, with responsibility over the financial reporting and operational oversight of the private infrastructure funds and previously was responsible for the management of certain of the firm’s private real estate funds. Prior to that time, Ms. Novo was a Vice President within the Finance and Operations team at Citi Property Investors within Citigroup, responsible for overseeing the accounting and administration of their Citi-sponsored real estate funds. Prior to that, Ms. Novo was an associate at Imowitz Koenig and prior to that an accountant at Kraft Haiken & Bell (a firm that since merged with Gettry Marcus). Ms. Novo graduated from the City University of New York at Queens College with a BA in both Economics and Accounting.

There are no arrangements or understandings between Ms. Novo, on the one hand, and the Company or any other persons, on the other hand, pursuant to which Ms. Novo was selected as a Chief Financial Officer. There are no related party transactions between the Company and Ms. Novo (or any of her immediate family members) requiring disclosure under Item 404(a) of Regulation S-K. Ms. Novo does not have any family relationships with any of the Company’s directors or executive officers.

The Company will enter into its standard form of indemnification agreement with Ms. Novo.

Resignation of James Crossen from the Board and as principal executive officer

On September 28, 2023, James Crossen resigned from the Board and as principal executive officer of the Company, effective immediately. Mr. Crossen’s decision to resign was not caused by any disagreement with Apollo, the Company, its management or the Board, its auditors or its financial statements, or any matter relating to the Company’s operations, policies or practices. Mr. Crossen will continue in his role at Apollo as a Partner and the Chief Financial Officer for Private Equity, Real Assets and Insurance at Apollo.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Limited Liability Company Agreement

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number	Description

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO INFRASTRUCTURE COMPANY LLC

/s/ Yvette Novo
Date: September 28, 2023	Chief Financial Officer
(principal financial officer)