Form 10-Q
period 2023-09-30
Apollo Infrastructure Co LLC
filed 2023-11-14
CIK 1971381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes
 ☒
    No  ☐
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
of the Act).     Yes  ☒    No  ☐
As of November 1
4
, 2023, the registrant had, with respect to Series I limited liability company interests, 40 V Shares and 1,152,720
A-II
Shares
and with respect to Series II limited liability company interests, 40 V Shares and 5,397,200
A-II
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
In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form
10-Q
involve risks and uncertainties, including factors outside of our control. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth elsewhere in this Quarterly Report on Form
10-Q,
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
Moreover, we undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

Part I. Financial Information

Item 1.	Financial Statements
Apollo Infrastructure Company LLC
Statements of Assets and Liabilities (Unaudited)

	As of September 30, 2023
Assets	Series I	Series II	Total
Cash and cash equivalents	$1,019	$1,017	$2,036
Deferred offering expenses	927,414	927,414	1,854,828
Due from Operating Manager	670,369	670,369	1,340,738

Total assets	$1,598,802	$1,598,800	$3,197,602

Liabilities
Organizational expenses payable	635,369	635,369	$1,270,738
Offering expenses payable	927,414	927,414	1,854,828
Other accrued expenses	35,000	35,000	70,000

Total liabilities	$1,597,783	$1,597,783	$3,195,566

Commitments and contingencies (Note 4)
Net assets
Common Shares - Series I: V Shares, $25 par value (40 shares authorized, issued and outstanding ) and Series II: V Shares, $25 par value (40 shares authorized, issued and outstanding)	$1,019	$1,017	$2,036

Net assets	$1,019	$1,017	$2,036

Net assets	$1,019	$1,017	$2,036

Common shares	40	40	80

NAV (defined below) per share	$25.48	$25.43	$25.45

See notes
to
financial statements.

Apollo Infrastructure Company LLC
Statements of Operations (
Unaudited
)

	For the Three Months Ended September 30, 2023			For the Period from April 3, 2023 (date of formation) to September 30, 2023
	Series I	Series II	Total	Series I	Series II	Total
Investment Income
Interest Income	$10	$9	$19	$19	$17	$36

Total Investment Income	10	9	19	19	17	36

Expenses
Organizational expenses	91,199	91,199	182,398	635,369	635,369	1,270,738
Professional fees	35,000	35,000	70,000	35,000	35,000	70,000

Total expenses	126,199	126,199	252,398	670,369	670,369	1,340,738
Less: Expense Support from Operating Manager	(126,199)	(126,199)	(252,398)	(670,369)	(670,369)	(1,340,738)
Net expenses	$—	$—	$—	$—	$—	$—

Net investment income	$10	$9	$19	$19	$17	$36

See notes to financial statements.

Apollo Infrastructure Company LLC
Notes to Financial Statements (Unaudited)

1.	Organization
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
The Company expects to conduct a continuous private offering of its shares in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act).
The Company is sponsored by Apollo Asset Management, Inc. (together with its subsidiaries, “Apollo”) and expects to benefit from Apollo’s infrastructure sourcing and management platform pursuant to an operating agreement the Company will enter into with Apollo Manager, LLC (the “Operating Manager”) to support the Company in managing its portfolio of Infrastructure Assets with the objective of generating attractive risk-adjusted returns consisting of both current income and capital appreciation for shareholders. The Company has no operations as of September 30, 2023 other than matters relating to its organization and offering and professional fees.
As of September 30, 2023, the Company has issued
40
V Shares (the “Shares”) of each of Series I and
Series
II at the aggregate issue prices of $1,000 and $1,000, respectively, to Apollo
Principal Holdings VI, L.P., a subsidiary of Apollo Asset Management, Inc. The purchase of the Shares in a Series of the Company is an investment only in that particular Series and not an investment in the Company as a whole. V Shares have special rights and privileges, including entitling the holders thereof to the right to increase or decrease the number of directors of the Company, appoint and remove directors from the Board, and fill any vacancies on the Board. V Shares will not have economic participation in the Company. V Shares have not been and are not expected to be offered to investors other than Apollo, certain of its affiliates and employees and/or certain Apollo Clients.
As of September 30, 2023, the Company had neither purchased nor contracted to purchase any assets.

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
Basis of Presentation
–
Series I and Series II are intended to be treated as separate entities for U.S. federal income tax purposes with segregated assets, liabilities, and expenses. Allocation to each Series is based on attributable investment activity, net asset value (“NAV”), or other equitable allocation methodologies as determined by the Operating Manager. These financial statements incorporate the assets and liabilities, and results of operations, of the Company as a whole, as well as each Series of membership interest in the Company. Separate statements of changes in net assets and cash flows have not been presented in the financial statements because principal operations have not commenced.
Basis of Consolidation
–
As provided under Regulation
S-X
and ASC 946, the Company will generally not consolidate its investment in a company other than a wholly owned investment company.
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
Cash and Cash Equivalents
– As of September 30, 2023, cash and cash equivalents were comprised of cash on hand.
Organizational and Offering Expenses
– Organizational expenses are expensed as incurred. Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business. Organizational expenses will be paid by the Operating Manager, subject to potential recoupment as described in Note 3. Series I incurred organizational expenses of $91,199 and $635,369 for three months ended September 30, 2023 and for the period from April 3, 2023 (date of formation) to September 30, 2023, respectively. Series II incurred organizational expenses of $91,199 and $635,369 for three months ended September 30, 2023 and for the period from April 3, 2023 (date of formation) to September 30, 2023, respectively.
Offering expenses include registration fees and legal fees regarding the preparation of the initial registration statement. Offering expenses are accounted for as deferred costs until operations begin. Offering expenses will be paid by the Operating Manager, subject to potential recoupment as described in Note 3. For continuous offerings, offering expenses are then amortized over the first twelve months of operations on a straight-line basis. Series I incurred offering expenses of $37,090 and $927,414 for three months ended September 30, 2023 and for the period from April 3, 2023 (date of formation) to September 30, 2023, respectively. Series II incurred offering expenses of $37,090 and $927,414 for three months ended September 30, 2023 and for the period from April 3, 2023 (date of formation) to September 30, 2023, respectively.
Investment Income
– For three months ended September 30, 2023 and for the period from April 3, 2023 (date of formation) to September 30, 2023, investment income was comprised of interest income from cash and cash equivalents.
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
Income Taxes
– Series I has elected to be taxed as a corporation for U.S. federal income tax purposes. Series I is liable for income taxes, if any, on its net taxable income. There is no tax expense for Series I reflecting the Company’s best estimate of current and future taxes to be paid based upon income, dividends, and gains earned for three months ended September 30, 2023 and for the period from April 3, 2023 (date of formation) to September 30, 2023, of which none is receivable as of September 30, 2023. Deferred income taxes are provided for the effects of potential future tax liabilities in future years resulting from differences between the tax basis of an asset or liability and its reported valuation in the accompanying financial statements. As of September 30, 2023, there is no deferred tax liability for Series I.
Series II intends to operate so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code and not a publicly traded partnership treated as a corporation. As such, it will not be subject to any U.S. federal and state income taxes. In any year, it is possible that Series II will not meet the qualifying income exception, which would result in Series II being treated as a publicly traded partnership taxed as a corporation, rather than a partnership. If Series II does not meet the qualifying income exception, the holders of interests in Series II would then be treated as shareholders in a corporation, and Series II would become taxable as a corporation for U.S. federal income tax purposes. Series II would be required to pay income tax at corporate rates on its net taxable income. In addition, Series II intends to operate, in part, through subsidiaries that may be treated as corporations for U.S. and
non-U.S.
tax purposes and therefore may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level.
Calculation of NAV
– For each applicable Series, the NAV per Share of each type of the Company’s Shares is determined by dividing the total assets (the value of investments, plus cash or other assets) attributable to such type less the value of any liabilities attributable to such type, by the total number of Shares outstanding of such type.

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
It is expected that following any calendar month in which the Specified Expenses are below 0.60% of the Company’s net assets on an annualized basis, the Company shall reimburse the Operating Manager, fully or partially, for the Expense Supports, but only if and to the extent that Specified Expenses plus any “Reimbursement Payments” (defined below) do not exceed 0.60% of the Company’s net assets at the end of each calendar month on an annualized basis, until such time as all Expense Supports made by the Operating Manager to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company in the prior sentence shall be referred to herein as a “Reimbursement Payment.”
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

5.	Subsequent Events
Management has evaluated subsequent events through November 14, 2023, the date these financial statements were available to be issued, and determined to disclose the following subsequent events and transactions.
The Company entered into the operating agreement with the Operating Manager on October 31, 2023.
On November 1, 2023, the Company’s shareholders, sole member and operating manager executed the Company’s Third Amended and Restated Limited Liability Company Agreement, which amended and restated the Company’s Second Amended and Restated Limited Liability Company Agreement, dated as of April 12, 2023.
As of November 14, 2023, the Company has issued and sold
the
following unregistered shares (the “Investor Shares”) of the Company to third party investors for cash:

Type	Number of Shares Sold	Aggregate Consideration
Series I
A-II Shares	1,152,720	$28,818,000
Series II
A-II Shares	5,397,200	$134,930,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The Company was formed as a Delaware limited liability company on April 3, 2023. The Company has a limited operating history and was formed to acquire, control and manage Infrastructure Assets globally, finance infrastructure development and strategically invest in infrastructure-related investments. The Company has not yet commenced commercial activities and as a result, as of September 30, 2023 (i) does not hold interests in any Infrastructure Assets and (ii) has not generated, other than de minimis interest income, any revenues. The Company formed separate Series pursuant to the LLC Act, and although the IRS has only issued proposed regulations relating to series entities, each Series is intended to be treated as a separate entity for U.S. federal income tax purposes. Although the Series are separate legal entities, they are expected to invest, directly or indirectly, in the same Infrastructure Assets on a pro rata basis, with equal voting rights with respect thereto. While it is the Company’s intention that the Series will generally hold pro rata economic interests in each Infrastructure Asset, such economic interests may not be pro rata in all instances. The Company expects that deviations from this pro rata holding intention would be a result of cash flows into the Series and different tax obligations between the Series. Although the Series have the ability and intention to contract in their own names, they expect to do so jointly and in coordination with one another. Neither Series will have directors, officers or employees, but will be overseen by the Board and managed by the Operating Manager. As a Delaware limited liability company with two different series, to the extent the records maintained for a Series account for the assets associated with a Series separately from the assets of the Company or any other Series, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to such Series are segregated and enforceable only against the assets of such Series and not the assets of the Company generally or of any other Series, as provided under Delaware law. Each of Series I and Series II is intended to be treated as a separate entity for U.S. federal income tax purposes. Series I has elected to be treated as a corporation for U.S. federal income tax purposes and Series II is intended to be treated as a partnership for U.S. federal income tax purposes. The state tax treatment of a limited liability company, and of different series in a series limited liability company, depends on the laws of each state. Although there is no direct authority on point, we generally expect that the vast majority of states will follow the U.S. federal tax treatment. However, it is possible that a state may classify Series I and/or Series II differently than the IRS does for U.S. federal income tax purposes. The state tax treatment of a series limited liability company depends on the laws of each state, and it is possible that a particular state may treat Series I and Series II as a single entity for state tax purposes or may treat Series I or Series II as separate entities but classified differently than the IRS does for U.S. federal income tax purposes.

Consistent with Apollo’s broader approach to investing, the Company will pursue a disciplined, value-oriented approach to building a portfolio of Infrastructure Assets. The Company will target the acquisition of debt and/or equity in businesses or projects that provide essential services, are generally asset-backed and have high barriers to entry. None of Apollo’s results can be attributed to the Company and there is no guarantee of similar results for the Company. As of September 30, 2023, the Company has not yet commenced operations.

Results of Operations

As of September 30, 2023, we were in our organizational period and had not commenced our principal operations. We intend to acquire Infrastructure Assets with the capital received from our continuous Private Offering and any indebtedness that we may incur in connection with such activities.

From April 12, 2023 (date of our initial capitalization) through September 30, 2023, we had not commenced our principal operations and were focused on our formation and our Registration Statement. Our Registration Statement on Form 10 automatically became effective on August 14, 2023.

Series I incurred organizational expenses of $91,199 and $635,369 for three months ended September 30, 2023 and for the period from April 3, 2023 (date of formation) to September 30, 2023, respectively. Series II incurred organizational expenses of $91,199 and $635,369 for three months ended September 30, 2023 and for the period from April 3, 2023 (date of formation) to September 30, 2023, respectively. Organizational expenses will be paid by the Operating Manager, subject to potential recoupment as described in “Item 1. Financial Statements—Notes to Financial Statements (Unaudited) —Note 3. Related Party Considerations.” Such costs represent legal, accounting, and other corporate services.

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

Expenses

The below description of expenses will apply with respect to each Series and will be the same for each Series unless otherwise indicated, upon entry into the Operating Agreement.

Management Fee

We will pay the Operating Manager a management fee (the “Management Fee”). The Management Fee is payable monthly in arrears in an amount equal to (i) 1.25% per annum of the month-end NAV attributable to S Shares and I Shares, (ii) 1.00% per annum of the month-end NAV attributable to F-S Shares and F-I Shares, (iii) 0.75% per annum of the month-end NAV attributable to the A-I Shares until December 31, 2026 and 1.00% per annum of the month-end NAV attributable to the A-I Shares thereafter and (iv) 0.50% per annum of the month-end NAV attributable to the A-II Shares; provided, that this Management Fee will be reduced by any applicable Special Fees (as defined below); provided, however, that this Management Fee will not be reduced for any Other Fees (as defined below). In calculating the Management Fee, we will use our NAV before giving effect to accruals for the Management Fee, Performance Fee (as defined below), combined annual distribution fee and shareholder servicing fee or distributions payable on our Shares. We will not pay the Operating Manager a Management Fee on the Shares held by Apollo, and as a result, it is an expense specific only to Shares held by investors at the rates specified herein, which will result in the dilution of Investor Shares in proportion to the fees charged to different types of Investor Shares.

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

Financial Condition, Liquidity and Capital Resources

As of September 30, 2023, we had not yet commenced commercial activities. A subsidiary of Apollo has made initial capital contributions of $1,000 in cash, in exchange for 40 Series I V Shares and $1,000 in cash, in exchange for 40 Series II V Shares. The Company may issue additional Series I and Series II V Shares to Apollo in exchange for one or more capital contributions to facilitate the acquisition of the Company’s initial assets. Apollo currently holds all of the Company’s outstanding Series I and Series II V Shares. The V Shares may be transferred to an Apollo affiliate or Apollo Client. If an Apollo affiliate or Apollo Client become the holder of a majority of the V Shares, that entity would have majority control over the Company, including the right to vote for the appointment of the Company’s directors.

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

The minimum initial purchase amount is $2,500 for S Shares, I Shares, F-S Shares, F-I Shares, A-I Shares and A-II Shares of each Series. The minimum subsequent purchase amount is $500 for each type of Shares, except for additional purchases pursuant to the distribution reinvestment plan (“DRIP”), which are not subject to a minimum purchase amount. The minimum purchase amount for each type of Shares can be modified or waived in the sole discretion of the Company or the Dealer Manager (as defined above), including for certain financial firms that submit orders on behalf of their customers, our officers and directors and certain employees of Apollo, including its affiliates, vehicles controlled by such employees and their extended family members. The Company and the Dealer Manager each reserves the right to designate and re-designate the Founder Intermediary or Anchor Intermediary status of financial intermediaries in its sole discretion.

Share Repurchases

We expect that each Series will conduct quarterly Share repurchases (each, a “Share Repurchase”) for up to 5.0% of the aggregate NAV of our outstanding Investor Shares and E Shares of each Series (measured across both Series) at a price based on the NAV per Share as of the last business day of the quarter prior to the commencement of a Share Repurchase (the “Repurchase Plan”). The Company expects to make the Share Repurchases beginning with the second full quarter after the initial raising of third-party capital. Due to tax considerations and other factors, the NAV between each Series will differ, and because of differential fees and other factors, NAV between Share type will differ, but all NAV calculations are expected to be based on the joint underlying economic interests of both Series in the Infrastructure Assets.

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

Cash Flows

On April 12, 2023, a subsidiary of Apollo made initial capital contributions of $1,000 in cash, in exchange for 40 Series I V Shares and $1,000 in cash, in exchange for 40 Series II V Shares. There were no additional cash flows in the period from June 30 to September 30, 2023 except for de minimis interest income.

As of September 30, 2023, we had not declared or paid any distributions.

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

Contractual Obligations

See “—Results of Operations” above for our contractual obligations and commitments with payments due subsequent to September 30, 2023.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We had no significant operations as of September 30, 2023. When we commence our principal operations, we expect that our primary market risk exposure will be interest rate risk with respect to our indebtedness and credit risk and market risk with respect to use of derivative financial instruments. As of September 30, 2023, we had no indebtedness and did not use any derivative financial instruments.

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

Credit Risk

Credit risk is the failure of the counterparty to perform under the terms of the derivative or other contract. If the fair value of a derivative or other contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative or other contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative or other instruments by entering into transactions with high-quality counterparties.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2023, we were not involved in any material legal proceedings.

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

During the period from June 30, 2023 to September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Third Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 7, 2023)

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO INFRASTRUCTURE COMPANY LLC

/s/ Yvette Novo
Date: November 14, 2023	Chief Financial Officer

(principal financial officer)