Form 10-K
period 2023-12-31
Apollo Infrastructure Co LLC
filed 2024-04-01
CIK 1971381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:

Interests in Apollo Infrastructure Company LLC - Series I	S Shares I Shares F-S Shares F-I Shares A-I Shares A-II Shares E Shares
Interests in Apollo Infrastructure Company LLC - Series II	S Shares I Shares F-S Shares F-I Shares A-I Shares A-II Shares E Shares

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by a check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously filed financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).  Yes ☐ No ☒
Auditor Name: Deloitte & Touche LLP Auditor Location: New York, New York Auditor Firm ID: 34
The aggregate market value of the common stock held by
non-affiliates
of the registrant: There is currently no established public market for the registrant’s shares of common stock.
As of March
3
1, 2024, the registrant had, with respect to Series I limited liability company interests
, 40 V Shares, 3,206,849
A-II
Shares and 124,118
F-I
Shares and with respect to Series II limited liability company interests, 40 V Shares, 11,142,749

A-II
Shares and 61,294
F-I
Shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Special Note Regarding Forward-Looking Statements

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Annual Report on Form 10-K may include statements as to:

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend,” and similar words or variations thereof may indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties, including factors outside of our control. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth elsewhere in this Annual Report on Form 10-K, and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including our latest registration statement on Form 10 under the Securities Exchange Act of 1934, as amended (the “Registration Statement”). Other factors that could cause actual results to differ materially include, but are not limited to:

•	changes in the economy;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism, natural disasters, epidemics or other events having a broad impact on the economy; and

•	future changes in laws or regulations and conditions in our operating areas.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this Annual Report on Form 10-K. Moreover, we undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

Summary of Risk Factors

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the complete discussion of risk factors we face, which are set forth in “Item 1A. Risk Factors.”

Risks Related to our Company and an Investment in our Shares

•	We face heightened risks because we are a recently formed entity with no history or record.

•	Our Infrastructure Assets may not achieve our business objectives or generate returns for Shareholders.

•

Many services related to acquiring, owning and operating our Infrastructure Assets, including conducting due diligence before an acquisition, rely on third parties which creates risks, including a lack of control of the process and a lack of alignment with our goals. Additionally, if the Operating Manager is unable to timely engage third-party providers or if a transaction must, for commercial or other reasons, be conducted on an expedited basis, its ability to evaluate and acquire more complex targets could be adversely affected.

•

Our ability to achieve our business objectives depends on the Operating Manager because the Operating Manager has significant discretion as to the implementation of the Company’s objectives and policies.

•

We face heightened risk from working with Affiliated Service Providers since key personnel will not devote their full time or attention to the Company and could leave the Affiliated Service Provider at any time.

•	We may face a breach of our cyber security, which could result in exposure of confidential information and adverse consequences to our operations.

Risks Related to the Company’s Infrastructure Assets and Owning and Managing Infrastructure Assets Generally

•	We face heightened risks relating to owning and managing Infrastructure Assets.

•	Our acquisitions and assets are affected by the general economy and recent events, including market volatility, inflation and public health crises such as COVID-19.

•

Financial instruments which the Company will acquire may be impacted by the high volatility of the market which may be beyond the control of the Company and could adversely impact the Company’s ability to generate attractive returns.

•	Our Infrastructure Assets may also be impacted by interest rate fluctuations which may be beyond the control of the Company.

•

The success of the Company depends on our ability to navigate the acquisitions and competition of the market. It is possible that competition for appropriate acquisition opportunities may increase, thus reducing the number of opportunities available to the Company and adversely affecting the terms, including pricing, upon which Infrastructure Assets can be acquired.

Risks Related to our Primary Operating Strategies

Risks Related to Acquiring Long-Term Control-Oriented Infrastructure Assets

•

Government contracts can be uncertain. For example, the U.S. government can, in some circumstances, unilaterally suspend its contractors from receiving new contracts in the event of certain violations of law or regulation.

•	The Company faces the risk of eminent domain and governmental takings.

•

Infrastructure Assets we purchase may face issues relating to labor relations, which could result in those Infrastructure Assets being subjected to labor disputes, difficulties relating to the negotiation of collective bargaining agreements and complex laws and regulations.

•	Our business may be adversely affected by commodity price risk and energy industry market dislocation.

•	Compliance with environmental laws and regulations may result in substantial costs to the Company.

i

Risks Related to Infrastructure Asset Financings

•	There is no restriction on credit quality for Company acquisitions of debt instruments and the amount and timing of payments with respect to loans are not guaranteed, which may cause losses.

•	Loans we acquire may not receive an investment-grade rating, or may be unrated, which can result in additional risk that can adversely affect our returns.

•

Acquiring subordinated loans or securities can be associated with the increased risks of unrated or below investment-grade assets including an increased risk of default during periods of economic downturn, the possibility that the obligor may not be able to meet its debt payments and limited secondary market support, among other risks.

•	The Company faces risks by originating loans if then unable to sell, assign or close transactions for that loan.

•

Our business may be affected by prepayment risk. The frequency at which prepayments (including voluntary prepayments by obligors and accelerations due to defaults) occur on bonds and loans will be affected by a variety of factors, including the prevailing level of interest rates and spreads, as well as economic, demographic, tax, social, legal and other factors.

Risks Related to Strategic Investments in Infrastructure Assets

•

We may acquire structured products where the performance of such assets is uncertain because they are subject to greater volatility than acquiring an asset or other security directly from the underlying market.

•	For a portion of our assets, we are at risk of having a limited ability to control an asset when we hold a non-controlling interest in that asset.

•	We may participate in proposed transactions where the value of securities can decline if the transaction is not consummated.

•	If an Infrastructure Asset is involved in a bankruptcy proceeding, the Company could be adversely affected.

•

We may acquire or invest in Infrastructure Assets in distressed securities or entities that are in or may become bankrupt, which typically involves elevated risk. For example, such securities are typically subject to adverse changes in general economic conditions, changes in the financial condition of their issuers and price fluctuation in response to changes in interest rates.

Risks Related to Regulatory Matters

•	We would not be able to operate our business according to our business plans if we are required to register as an investment company under the Investment Company Act.

•	Legal, regulatory and tax changes associated with alternative investment structures could cause adverse impacts to the Company.

•

We will have certain reporting obligations not applicable to private companies. We will need to make significant capital expenditures to be in compliance with certain regulations not applicable to private companies. Failure to comply with such regulations may have an adverse effect on our business.

•	We face the risk that the Operating Manager or any affiliated entities may experience a compliance failure, which would adversely affect us.

•	We face the risk that the legal and regulatory fields will change in a manner which adversely affects the Company.

Tax Risks Related to the Company, the Shares and the Company’s Infrastructure Assets

•	Our acquisition decisions will be based on economic considerations which could result in adverse tax consequences.

•	Series II Shareholders may be subject to taxes on phantom income relating to certain investments where taxable income allocated to a Shareholder may exceed cash distributions.

•	We face the risk of owning special purpose vehicles in a manner that is not fully tax efficient because certain jurisdictional rules or other factors may limit our ability to do so.

ii

•	If Series II were to be treated as a corporation for U.S. federal income tax purposes, the value of our Series II Shares might be adversely affected.

•	Series II and its corporate subsidiaries face the risk of a tax audit which may have adverse consequences for Series II and/or the Series II Shareholders.

•	Series I faces the risk of a tax audit which may have adverse consequences for Series I and/or the Series I Shareholders.

Risks Related to Potential Conflicts of Interest

•

We are subject to conflicts of interest arising out of our relationship with Apollo, including the Operating Manager and its affiliates. In most cases, the resolution of the conflict will depend entirely on the exercise of Apollo’s discretion in light of the relevant facts and circumstances at the time, including the immediate and long-term interests of the relevant Apollo Clients, including the Company, Apollo and their respective infrastructure assets, as applicable.

•

The compensation arrangements of the Operating Manager or its affiliates and their personnel (including certain of their personnel who also serve as officers and/or directors of the Company) could influence the Operating Manager’s services to us.

•

There can be situations in which the Operating Manager is incentivized to influence or adjust the valuation of the Company’s assets. For example, the Operating Manager could be incentivized to (i) employ valuation methodologies that improve the Company’s track record and do not reduce the basis by which the amount of Management Fees are due, or (ii) minimize losses from the write-downs that must be returned prior to the Operating Manager receiving a Performance Fee.

•

Due to conflicts between Apollo or its affiliates and the Company regarding allocation of acquisition opportunities, there is no guarantee that the Company will participate in specific Apollo opportunities, which may harm the Company’s performance.

•

The Dealer Manager for the Company is Apollo Global Securities, LLC, which may experience conflicts of interest in allocating its time between the offering and such other issuers, which could adversely affect the Company’s ability to raise proceeds through the offering and implement the Company’s strategy.

Basis of Presentation

All dollar amounts included herein except share prices are presented in thousands unless otherwise noted.

iii

Part I.

Item 1.	Business

References herein to “we,” “us,” “our,” the “Company” and “AIC” refer to Apollo Infrastructure Company LLC or, where applicable, Series I and/or Series II (each as defined below).

General Description of Business and Operations

The Company was formed on April 3, 2023 as a Delaware limited liability company. We are a holding company whose mission is to be a leading owner and operator of and capital provider to Infrastructure Assets across global private markets. In doing so, our objective is to generate excess returns per unit of risk for holders of our Shares (as defined below) (the “Shareholders,” which term may also refer to prospective shareholders in the applicable Series (as defined below), as the context requires) consisting of both current income and long-term capital appreciation. We plan to establish operations and provide capital to Infrastructure Assets across power and renewables, transportation, communications, and social infrastructure sectors (collectively, the “Target Sectors”). We seek to have a global footprint, focusing primarily on opportunities in North America, countries in Western Europe and member states of the Organization for Economic Co-operation and Development (“OECD”).

The term “Infrastructure Assets” refers, individually and collectively, to the infrastructure businesses or other assets that are or will be owned by the Company and its direct or indirect subsidiaries, including, as the context requires, (i) majority-controlled infrastructure businesses or other assets, holding companies, special purpose vehicles, as well as loans to such entities tied to specific infrastructure projects, and (ii) to a lesser extent, equity acquisitions, corporate carve outs, any investments made by us in any other infrastructure-related entities or assets not controlled by the Company and any other entities through which infrastructure assets or businesses are or will be held.

On April 10, 2023, the Company established two registered series of limited liability company interests, Apollo Infrastructure Company LLC—Series I (“Series I”) and Apollo Infrastructure Company LLC—Series II (“Series II” and, together with Series I, the “Series”), pursuant to the Delaware Limited Liability Company Act (as amended from time to time, the “LLC Act”), and although the U.S. Internal Revenue Service (“IRS”) has only issued proposed regulations relating to series entities, each Series is intended to be treated as a separate entity, and have a different tax classification, for U.S. federal income tax purposes. Under Delaware law, to the extent the records maintained for a Series account for the assets associated with such Series separately from the other assets of the Company or any other Series, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to such Series are segregated and enforceable only against the assets of such Series and not against the assets of the Company generally or any other Series. Series I and Series II are expected to invest, directly or indirectly, in the same portfolio of Infrastructure Assets on a pro rata basis. Series I has elected to be treated as a corporation for U.S. federal income tax purposes and Series II is intended to be treated as a partnership for U.S. federal income tax purposes. The state tax treatment of a series limited liability company depends on the laws of each state, and it is possible that a particular state may treat Series I and Series II as a single entity for state tax purposes or may treat Series I or Series II as separate entities but classified differently than the IRS does for U.S. federal income tax purposes. The Series conduct the business of the Company jointly and although they have the ability and intention to contract in their own names, they expect to do so jointly and in coordination with one another. Neither Series has directors, officers or employees, but each is overseen by the Company’s board of directors (the “Board”) and managed by Apollo Manager, LLC, a Delaware limited liability company (the “Operating Manager”).

We conduct our operations in a manner such that we are not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). See “Item 1A. Risk Factors—Risks Related to Regulatory Matters—We would not be able to operate our business according to our business plans if we are required to register as an investment company under the Investment Company Act” below.

We are sponsored by Apollo Asset Management, Inc. (together with its subsidiaries, “Apollo”) and benefit from Apollo’s asset sourcing, operations, and portfolio management capabilities pursuant to an operating agreement with the Operating Manager (the “Operating Agreement”). The Operating Manager manages the Company on a day-to-day basis, together with our executive officers, and provides certain management, administrative and advisory services related to identifying, acquiring, owning, controlling and providing capital to Infrastructure Assets and to a lesser extent performs the same role with respect to the other investments described below. The Company, through the Operating Manager’s guidance, leverages Apollo’s extensive infrastructure investing strategy to identify potential Infrastructure Assets within its key business strategies, perform due diligence and acquire infrastructure assets.

Infrastructure Assets do and are expected to continue to make up a substantial portion of our assets. Additionally, we expect that the remainder of our assets will consist of cash and cash equivalents, U.S. Treasury securities, U.S. government agency securities, municipal securities, other sovereign debt, investment grade credit, and other investments including high yield credit, asset backed securities, mortgage backed securities, collateralized loan obligations, leveraged loans and/or debt of companies or assets (collectively, the “Liquidity Portfolio”), in each case to facilitate capital deployment and provide a potential source of liquidity. These types of liquid assets may exceed AIC’s target investment allocations, if any, at any given time due to distributions from, or dispositions of, Infrastructure Assets or for other reasons as our Operating Manager determines.

We conduct a continuous private offering of our Shares on a monthly basis to (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of Shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act (the “Private Offering”). We currently offer six types of Investor Shares (as defined below). We may offer additional types of Investor Shares in the future. The share types have different upfront selling commissions and ongoing distribution and shareholder servicing fees.

The Operating Manager

Pursuant to the terms of the Operating Agreement, the Operating Manager, a wholly-owned subsidiary of Apollo that is an investment adviser registered with the SEC under the Investment Advisers Act of 1940, as amended, manages the Company on a day-to-day basis and provides certain management, administrative and advisory services to the Company related to identifying, acquiring, owning, controlling and providing capital to Infrastructure Assets.

Founded in 1990, Apollo is a high-growth, global alternative asset manager with $650.8 billion of Assets Under Management (as defined below) as of December 31, 2023. As of December 31, 2023, Apollo’s asset management business had 2,903 employees with offices throughout the world. Apollo seeks to provide its clients excess return at every point along the risk-reward spectrum from investment grade debt to private equity. None of Apollo’s results should be attributed to the Company and there is no guarantee of similar results for the Company.

Apollo maintains an integrated approach to investing, which it believes distinguishes Apollo from other similarly situated alternative asset managers. Apollo places particular emphasis on value across its investing business, which adheres closely to the principles of “buying complexity and selling simplicity” and “purchase price matters.” By collaborating across disciplines, with each business unit contributing to, and drawing from, its shared knowledge and experience, Apollo believes it is well-suited to serve the financial return objectives of its clients and offer innovative capital solutions to businesses. Furthermore, Apollo believes that its capabilities in tackling complexity, creative deal structuring and rigorous underwriting standards are key differentiators and competitive advantages in the alternative asset industry. We believe that the Operating Manager’s integrated approach and platform-wide capabilities enable AIC to access a specialized set of skills, sourcing networks and structuring know-how to enable AIC to execute its strategy.

For purposes of this Annual Report on Form 10-K, the term “Assets Under Management” refers to the assets of the funds, partnerships and accounts to which Apollo provides investment management, advisory or certain other investment related services, including, without limitation, capital that such funds, partnerships and accounts have the right to call from investors pursuant to capital commitments; Apollo’s Assets Under Management equals the sum of: (i) the net asset value plus used or available leverage and/or capital commitments, or gross assets plus capital commitments, of the yield and certain hybrid funds, partnerships and accounts for which Apollo provides investment management or advisory services, other than certain collateralized loan obligations, collateralized debt obligations and certain perpetual capital vehicles, which have a fee-generating basis other than the mark-to-market value of the underlying assets; for certain perpetual capital vehicles in yield, gross asset value plus available financing capacity; (ii) the fair value of the investments of the equity and certain hybrid funds, partnerships and accounts Apollo manages or advises plus the capital that such funds, partnerships and accounts are entitled to call from investors pursuant to capital commitments, plus portfolio level financings; (iii) the gross asset value associated with the reinsurance investments of the portfolio company assets Apollo manages or advises; and (iv) the fair value of any other assets that Apollo manages or advises for the funds, partnerships and accounts to which Apollo provides investment management, advisory or certain other investment-related services, plus unused credit facilities, including capital commitments to such funds, partnerships and accounts for investments that may require pre-qualification or other conditions before investment plus any other capital commitments to such funds, partnerships and accounts available for investment that are not otherwise included in the clauses above. Apollo’s Assets Under Management measure includes assets under management for which it charges either nominal or zero fees. Apollo’s Assets Under Management measure also includes assets for which Apollo does not have investment discretion, including certain assets for which Apollo earns only investment-related service fees, rather than management or advisory fees. Apollo’s definition of Assets Under Management is not based on any definition of assets under management contained in its governing documents or in any management agreements of the funds Apollo manages. Apollo considers multiple factors for determining what should be included in its definition of Assets Under Management. Such factors include but are not limited to (1) its ability to influence the investment decisions for existing and available assets; (2) its ability to generate income from the underlying assets in the funds it manages; and (3) the assets under management measures that Apollo uses internally or believe are used by other investment managers. Given the differences in the investment strategies and structures among other alternative investment managers, Apollo’s calculation of Assets Under Management may differ from the calculations employed by other investment managers and, as a result, this measure may not be directly comparable to similar measures presented by other investment managers. Apollo’s calculation also differs from the manner in which its affiliates registered with the SEC report “Regulatory Assets Under Management” on Form ADV and Form PF in various ways. Apollo uses “Assets Under Management” as a performance measurement of its investment activities, as well as to monitor fund size in relation to professional resource and infrastructure needs.

Apollo’s dedicated infrastructure investing platform began its operations in 2018, and the Apollo infrastructure investment team and asset management professionals (the “Apollo Infrastructure Team”) sits within Apollo’s Sustainability and Infrastructure Group, which is led by Olivia Wassenaar. The combined group brings together Apollo’s expertise across infrastructure, sustainability and impact strategies. We expect many of our Infrastructure Assets to support the energy transition and plan to embed sustainability and environmental, social and governance (“ESG”) considerations into our asset management approach. As such, we believe access to Apollo’s broader Sustainability and Infrastructure Group provides AIC with opportunities for attractive capital deployment and continued value creation.

Pursuant to the Operating Agreement, the Operating Manager is entitled to receive a Management Fee (as defined below) and expense reimbursements. So long as the Operating Agreement has not been terminated, the Operating Manager is entitled to receive a Performance Fee (as defined below). See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Operating Agreement—Management Fee” and “—Performance Fee” for additional information.

Operating Agreement

The Operating Manager manages the Company on a day-to-day basis pursuant to the Operating Agreement. Under the terms of the Operating Agreement, the Operating Manager is responsible for, among others, the following:

•	originating and recommending opportunities to acquire Infrastructure Assets and to finance Infrastructure Assets, consistent with the business objectives and strategy of the Company;

•	monitoring and evaluating our Infrastructure Assets;

•	analyzing and investigating potential dispositions of Infrastructure Assets, including identification of potential acquirers and evaluations of offers made by such potential acquirers;

•	structuring of acquisitions and financings of Infrastructure Assets;

•	identifying bank and institutional sources of financing for each Series and its Infrastructure Assets, arrangement of appropriate introductions and marketing of financial proposals;

•	supervising the preparation and review of all documents required in connection with the acquisition, disposition or financing of each Infrastructure Asset;

•

administering the day-to-day operations and performing and supervising the performance of such other administrative functions necessary to the management of the Company and our subsidiaries as may be agreed upon by the Operating Manager and the Board, including, without limitation, the collection of revenues and the payment of the debts and obligations of the Company and our subsidiaries and maintenance of appropriate computer services to perform such administrative functions, in each case, for which the Company will reimburse the Operating Manager;

•	monitoring the performance of Infrastructure Assets and, where appropriate, providing advice regarding the management of Infrastructure Assets;

•	arranging and coordinating the services of other professionals and consultants, including Apollo personnel;

•	making recommendations to the Company with respect to the Company’s repurchase offers;

•

originating, recommending opportunities to form, acquiring, structuring, coordinating and assisting with managing operations of any joint venture or Infrastructure Assets held by the Company and conducting all matters with the joint venture partners consistent with the business objectives and strategies of the Company (including, for the avoidance of doubt, the power to structure joint ventures that provide that any controlling interest of the Company shall be forfeited upon termination of the Operating Agreement);

•	advising the Company on, preparing, negotiating and entering into, on behalf of the Company, applications and agreements relating to programs established by the U.S. government;

•

arranging marketing materials, advertising, industry group activities (such as conference participations and industry organization memberships) and other promotional efforts designed to promote the Company’s business;

•

communicating on behalf of the Company and our subsidiaries with the holders of any of their equity or debt securities as required to satisfy the reporting and other requirements of any governmental bodies or agencies or trading markets and to maintain effective relations with such holders;

•	counseling the Company in connection with policy decisions to be made by the Board;

•

evaluating and recommending to the Board hedging strategies and engaging in hedging activities on behalf of the Company and our subsidiaries, consistent with such strategies as so modified from time to time;

•

counseling the Company and our subsidiaries regarding the maintenance of their exclusion from the definition of an investment company under the Investment Company Act, monitoring compliance with the requirements for maintaining such exclusion and using commercially reasonable efforts to cause them to maintain such exclusion from such status;

•

furnishing reports and statistical and economic research to the Company and our subsidiaries regarding their activities and services performed for the Company and our subsidiaries by the Operating Manager;

•

monitoring the operating performance of the Infrastructure Assets and providing periodic reports with respect thereto to the Board, including comparative information with respect to such operating performance and budgeted or projected operating results;

•

investing and reinvesting any moneys and securities of the Company and our subsidiaries (including investing in short-term Infrastructure Assets pending the acquisition of other Infrastructure Assets, payment of fees, costs and expenses, or payments of dividends or distributions to Shareholders of the Company and our subsidiaries) and advising the Company and our subsidiaries as to their capital structure and capital raising;

•

assisting the Company and our subsidiaries in retaining qualified accountants and legal counsel, as applicable, to assist in developing appropriate accounting systems and procedures, internal controls and other compliance procedures and testing systems with respect to financial reporting obligations and to conduct quarterly compliance reviews with respect thereto;

•	assisting the Company and our subsidiaries to qualify to do business in all applicable jurisdictions and to obtain and maintain all appropriate licenses;

•

assisting the Company and our subsidiaries in complying with all regulatory requirements applicable to them in respect of their business activities, including preparing or causing to be prepared all financial statements required under applicable regulations and contractual undertakings and all reports and documents, if any, required under the Exchange Act and the Securities Act;

•	assisting the Company and our subsidiaries in taking all necessary action to enable them to make required tax filings and reports;

•

placing, or facilitating the placement of, all orders pursuant to the Operating Manager’s acquisition determinations for the Company and our subsidiaries either directly with the issuer or with a broker or dealer (including any affiliated broker or dealer);

•

handling and resolving all claims, disputes or controversies (including all litigation, arbitration, settlement or other proceedings or negotiations) on the Company’s and/or its subsidiaries’ behalf in which the Company and/or its subsidiaries or their respective Infrastructure Assets, may be involved or to which they may be subject arising out of their day-to-day operations (other than with the Operating Manager or its affiliates), subject to such limitations or parameters as may be imposed from time to time by the Board;

•

using commercially reasonable efforts to cause expenses incurred by the Company and our subsidiaries or on their behalf to be commercially reasonable or commercially customary and within any budgeted parameters or expense guidelines set by the Board from time to time;

•

advising the Company and our subsidiaries with respect to and structuring long-term financing vehicles for the Infrastructure Assets, and offering and selling securities publicly or privately in connection with any such structured financing;

•

serving as the Company’s and our subsidiaries’ consultant with respect to decisions regarding any of their financings, hedging activities or borrowings undertaken by the Company and our subsidiaries including (1) assisting the Company and our subsidiaries in developing criteria for debt and equity financing that are specifically tailored to their objectives, and (2) advising the Company and our subsidiaries with respect to obtaining appropriate financing for their acquisitions;

•

providing the Company with such other services as the Board may, from time to time, appoint the Operating Manager to be responsible for and perform, consistent with the terms of the Operating Agreement; and

•	using commercially reasonable efforts to cause the Company and our subsidiaries to comply with all applicable laws.

The Operating Manager’s services under the Operating Agreement are not exclusive, and the Operating Manager is free to furnish similar services to other entities, and it intends to do so, so long as its services to us are not impaired. For the avoidance of doubt, the oversight of management, policies and operations of the Company shall be the ultimate responsibility of the Board acting pursuant to and in accordance with our third amended and restated limited liability company agreement (as amended from time to time, the “LLC Agreement”).

The term of the Operating Agreement will continue indefinitely unless terminated as described below. The Operating Agreement may be terminated upon the affirmative vote of all of our independent directors, based upon unsatisfactory performance by the Operating Manager that is materially detrimental to us and our subsidiaries, taken as a whole. We will need to provide the Operating Manager 180 days’ written notice of any termination. We may also terminate the Operating Agreement “for cause,” as described in the Operating Agreement, subject to the terms thereof.

The Operating Manager may terminate the Operating Agreement if we become required to register as an investment company under the Investment Company Act, with such termination deemed to occur immediately prior to such event. The Operating Manager may also terminate the Operating Agreement by providing us with 180 days’ written notice. In addition, if we default in the performance or observance of any material term, condition or covenant contained in the Operating Agreement and the default continues for a period of 30 days after written notice to us requesting that the default be remedied within that period, the Operating Manager may terminate the Operating Agreement upon 60 days’ written notice.

In addition, if our Operating Agreement is terminated, the Operating Agreement will obligate us to forfeit our voting securities or other controlling interest in any Infrastructure Asset, which would likely require us to register as an investment company under the Investment Company Act and adversely affect an investment in our Shares. The Operating Agreement will require us to redeem any Apollo Shares (as defined below) if the Operating Agreement is terminated, which could require us to liquidate Infrastructure Assets at unfavorable times or prices, which may adversely affect an investment in our Shares.

The Operating Agreement may not be terminated for any other reason, including if the Operating Manager or Apollo experience a change of control or due solely to the poor performance or under-performance of the Company’s operations or Infrastructure Assets, and the Operating Agreement continues in perpetuity, until terminated in accordance with its terms. Because the Operating Manager is an affiliate of Apollo and Apollo has a significant influence on the affairs of the Company, the Company may be unwilling to terminate the Operating Agreement, even in the case of a default. If the Operating Manager’s performance does not meet the expectations of Shareholders, and the Company is unable or unwilling to terminate the Operating Agreement, the Company is not entitled to terminate the agreement and the Company’s NAV per Share (as defined below), which is computed separately for each type of the Shares of each Series, could decline.

Business Strategies

We seek to build and manage a portfolio of Infrastructure Assets using three key strategies.

(1)

Control-Oriented Infrastructure Asset Acquisitions. We seek to acquire, own, control and operate Infrastructure Assets across our Target Sectors. We rely on Apollo’s extensive network of resources that supports the Apollo Infrastructure Team in driving value creation (collectively, the “Infrastructure Platform”) to source and manage these Infrastructure Assets. Our executive officers, with the assistance of our Operating Manager, actively oversee operations through board seats and shareholder governance across our control-oriented Infrastructure Assets with a focus on driving operational improvement, capital structure enhancements and long-term value creation. Over time, we may expand our operations through additional mergers and acquisitions. We seek to own these assets primarily through controlled operating company subsidiaries.

(2)

Infrastructure Asset Financings. We pursue Infrastructure Asset financing opportunities across project finance, corporate infrastructure and green loans. We leverage Apollo Credit (“Apollo Credit”) and Apterra (“Apterra”), Apollo’s infrastructure debt origination platform, to participate in private direct origination opportunities. We seek to hold these debt assets primarily through controlled lending company subsidiaries.

(3)

Strategic Investments in Infrastructure Assets. To a lesser extent, we also seek to participate in other strategic investments originated by Apollo’s Infrastructure Platform. These investments include allocations to equity buyouts and corporate carve outs originated by the Apollo Infrastructure Team. We expect these assets to carry a higher risk-return profile than the Infrastructure Assets that we seek to own and control long-term. Our participation structure in these investments depend on the facts and circumstances of each opportunity.

Across our Infrastructure Assets, we seek to emphasize downside protection by targeting contracted or partially contracted Infrastructure Assets and businesses that are operationally mature, provide essential services, typically operate in regulated environments and benefit from dominant and defensive market positions. These assets and businesses are generally characterized by stable and predictable cash flows that are often inflation-linked. We may also participate in Infrastructure Asset financings or strategic investments in Infrastructure Assets that demonstrate a significant potential growth profile due to factors such as project development, construction and business expansion, while seeking to mitigate downside risk, often by investing in securities that are senior to common equity in the capital structure.

Market Opportunity

We believe that the infrastructure market represents a large, sustainable and compelling opportunity. Within the infrastructure market, we have identified four Target Sectors for AIC, although we may evaluate other opportunities we consider to be infrastructure outside of these sectors:

•

Power and Renewables. AIC targets opportunities within power and renewables across all aspects of the value chain including: generation, transmission/distribution and storage of electricity. We believe there are many attractive opportunities for both regulated and unregulated projects. We believe regulated projects are characterized by higher barriers to entry and more predictable profit margins. We believe regulated projects will enable the Company to deploy significant capital at a regulated rate of return. For unregulated projects, we believe demand is quickly growing from commercial and industrial (“C&I”) offtakers where suppliers require private investment for their power needs (under long-term contracts). Notably, we expect opportunities to develop from highly scalable “platform” companies underpinned by contracts with C&I customers, whether for power generation, energy efficiency or other infrastructure-related services. Generally, investments in these assets benefit from long-term contracts (power purchase agreements, hedges, capacity or services contracts), which generally provide for stable, predictable cash flows.

For energy transition investment, we believe private capital will continue to play an integral role in achieving decarbonization targets, not only in electricity generation, but in the build-out of related infrastructure like electric vehicle charging networks, as well as industrial decarbonization and carbon mitigation strategies. Aside from private capital investment, energy transition will also be largely influenced by policy measures and timing pressure to achieve net zero carbon emissions targets by 2050. The current inflationary and rising rate environment, geopolitical instability, supply chain issues and more make it apparent to us that there is an urgent need to invest in energy transition, which we believe can drive outsized returns.

•

Transportation. The transportation sector continues to expand as the world’s economies grow, together with increasing globalization and efficiency in modes of moving goods and people across the world. Historically, countries have largely funded surface transportation (i.e., rails, motorways) development with public finance, though the deterioration and poor maintenance of existing infrastructure has forced transportation authorities to open the doors to privatization. Additionally, airports and aviation have been under-allocated in terms of government investment due to shortfalls in federal and local grants or aid programs. We believe there are several compelling opportunities for value creation in niche subsectors of transportation. For example, there are opportunities to enable the electrification of transportation through highly scalable platforms, such as partnerships with municipalities to replace high-pollutant, diesel-fueled, public buses with electric ones (and to provide the necessary charging infrastructure). Existing port infrastructure is already over-utilized and will require massive investment for expansion or improvement through capital expenditures. With respect to these niche opportunity sets, we believe there is a high potential for investments in North America, countries in Western Europe and members of the OECD.

Decarbonization, urbanization, supply chain security and technological advances are also driving substantial need for investment in transportation infrastructure that supports the global movement of both goods and people. Furthermore, the deterioration and poor maintenance of existing transportation infrastructure that has historically been funded by public finance provides an opportunity for private capital to bridge the funding gap in an efficient manner. While some progress has begun in the road segment through investment in electric vehicles and related charging infrastructure, we believe the investment opportunity exists across all modes of transportation. These clean energy transportation alternatives will require significant private sector investment to facilitate mass adoption.

•

Communications. Communications infrastructure provides the mission-critical backbone for global communications between countries, public and private enterprises and individual consumers. The proliferation of wireless devices and mobile data usage, together with the advancement/complexity of data applications and the “internet of things,” have highlighted the need for continuous investment in high-quality communications and digital infrastructure. The basic infrastructure assets—data centers, fiber, wireless towers, small cells and distributed antenna systems—all serve to store or transmit data across networks. Despite the evolution of cloud technology, every single bit of data produced and consumed in the world needs to travel across physical infrastructure in order to be sent by or retrieved from any device.

The COVID-19 pandemic helped to shed light on the weaknesses and vulnerabilities of our existing digital infrastructure. As a result of these dynamics, investment in digital infrastructure is that much more important for private capital allocators. Building out and upgrading legacy fiber networks, data centers and macro cell towers represents a significant opportunity to deploy capital to enable digital connectivity. The opportunity set is especially evident in underserved or rural areas, where the need for investment is more critical. Furthermore, in areas where providers operate an extensive legacy network, the cost of upgrading the existing infrastructure will be high.

•

Social Infrastructure. The water, waste and social infrastructure subsectors are similar to transportation in that they historically represent projects that have been largely funded with public finance due to the essential functions they serve for municipalities. Given the difference in prevalence of public-private partnerships (“PPPs”) between the United States and other countries, we expect the Operating Manager to review mainly private opportunities in the United States, with a heavier mix of PPPs and private opportunities abroad. The Operating Manager will consider opportunities across the water value chain, such as wastewater collection, storage, transportation, filtration, de-salination, treatment and recycling. Furthermore, social infrastructure is a relatively new subsector in the United States, but we believe there is significant unaddressed need due to the degraded state of schools, hospitals, stadiums and other municipal buildings across the country.

We believe the size and growth trajectory of AIC’s Target Sectors will be primarily driven by secular trends such as the steady growth in population and improvements in living standards, as well as the aging of existing infrastructure, prompting governments across developed economies to prioritize their maintenance and support via private sector investment to fill the large financing gap. Furthermore, environmental and social priorities are accelerating the replacement and innovation of certain infrastructure as economies around the world transition from fossil fuel-based energy to renewable and clean energy. In the communications sector, a similar megatrend is occurring around digital adoption rates and data usage, driving significant acquisitions of infrastructure to support the buildout of networks, data centers, fiber, towers and similar assets. We expect that the significant infrastructure financing gap will continue to present further opportunities for private capital.

Leverage

We may use leverage to provide additional funds to support our acquisitions. We expect to use entity level debt (incurred by each Series or its operating subsidiaries), such as revolving credit facilities, and expect the Infrastructure Assets will utilize asset level debt financing (debt at the operating entity level).

Asset level debt may be incurred by Infrastructure Assets entered into by one of our operating entities and secured by Infrastructure Assets owned by such operating entities. If an operating entity were to default on a loan, the lender’s recourse would be to one or more Infrastructure Assets party to such loan and the lender would typically not have a claim to other assets, including to other Infrastructure Assets not party to such loan, of the Company, any Series or its subsidiaries. There is no guarantee that the Company’s operating entities will be able to obtain leverage on Infrastructure Assets on attractive terms or at all. In certain limited cases, asset level debt may be recourse to both Series on a joint and several basis.

There is no limit on the amount we may borrow with respect to any individual operating entity. In addition, we may have a variety of financial arrangements (including reverse repurchase agreements and derivative transactions) that have similar effects as leverage. See “Item 1A. Risk Factors—Risks Related to the Company’s Infrastructure Assets and Owning and Managing Infrastructure Assets Generally—We may need to incur financial leverage to be able to achieve our business objectives. We cannot guarantee the availability of such financing.”

Any borrowings would have seniority over the Shares. There is no assurance that our leveraging strategy will be successful.

The Board may authorize use of leverage by any Series or any of our Infrastructure Assets without the approval of the Shareholders.

We may borrow money through a revolving credit facility with one or more unaffiliated third-party lenders for acquisition purposes, to pay operating expenses, to make distributions, to satisfy repurchase requests from the Shareholders, and otherwise to provide any Series with temporary liquidity. In addition, we may enter into an unsecured line of credit with Apollo or one of its affiliates for such purposes. Apollo or one of its affiliates may face conflicts of interest in connection with any borrowings or disputes under this unsecured line of credit. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest.”

Our future credit facilities (the “Credit Facilities”) may contain customary covenants that, among other things, limit our ability to pay distributions in certain circumstances, incur additional debt and engage in certain transactions, including mergers and consolidations, and require asset coverage ratios. In connection with any Credit Facility, we may be required to pledge some or all of our assets and to maintain a portion of our assets in cash or high-grade securities as a reserve against interest or principal payments and expenses. The lenders of such Credit Facility may have the ability to foreclose on such assets in the event of a default under the Credit Facility pursuant to agreements among the applicable Series, our custodian and such lenders. We expect that any such Credit Facility would have customary covenant, negative covenant and default provisions. There can be no assurance that we will enter into an agreement for any new Credit Facility on terms and conditions representative of the foregoing, or that additional material terms will not apply. In addition, if entered into, the Credit Facility may in the future be replaced or refinanced by one or more Credit Facilities having substantially different terms or by the issuance of debt securities.

Changes in the value of our Infrastructure Assets, including costs attributable to leverage, will affect the applicable net asset value (“NAV”) of our Shares.

Utilization of leverage involves certain risks to Shareholders. These include the possibility of higher volatility of the NAV of the Shares. So long as our Infrastructure Assets increase in value at a higher rate than the then-current cost of any leverage together with other related expenses, the leverage will cause holders of Shares to realize a higher rate of return than if we were not so leveraged. On the other hand, to the extent that the then-current cost of any leverage, together with other related expenses, approaches any increase in value of our Infrastructure Assets, the benefit of leverage to holders of Shares is reduced, and if the then-current cost of any leverage together with related expenses were to exceed any increase in value of our Infrastructure Assets, our leveraged capital structure would result in a lower rate of return to holders of Shares than if the applicable Series were not so leveraged.

Competition

The infrastructure sector in which we own and control Infrastructure Assets has become highly competitive. We compete for potential Infrastructure Assets with operating companies, financial institutions, entities specializing in engineering and institutional investors as well as private equity, hedge funds, infrastructure and investment funds. These investors could make competing offers for Infrastructure Asset opportunities identified by the Operating Manager and its affiliates, some of whom may have, among other things, greater resources, longer operating histories, more established relationships, greater expertise, better reputations, lower costs of capital and better access to funding, different regulatory barriers, different risk tolerances or lower return thresholds than we do. As a result, such competition could mean that the prices and terms on which purchases of Infrastructure Assets are made could be less beneficial to the Company than would otherwise have been the case, or that we may lose acquisition opportunities. No assurance is given that the Company’s business objectives will be achieved or that it will be able to successfully implement its business strategy. Also, there can be no assurance that the Company will be able to exit from its Infrastructure Assets at attractive valuations. The Company likely will incur significant fees and expenses identifying, investigating, and attempting to acquire potential assets that the Company ultimately does not acquire, including fees and expenses relating to due diligence, transportation and travel, including in extended competitive bidding processes.

Deployment of Capital

In light of the nature of our continuous monthly Private Offering in relation to our acquisition strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential acquisition opportunities, if we have difficulty identifying and acquiring suitable Infrastructure Assets on attractive terms, there could be a delay between the time we receive net proceeds from the sale of Shares in our Private Offering and the time we use the net proceeds to acquire Infrastructure Assets. We may also from time to time hold cash or liquid investments pending deployment into acquisition opportunities or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive acquisition opportunities. Such cash may be held in an account for the benefit of our Shareholders that may be invested in money market accounts or other similar temporary investments, each of which is subject to the Management Fee (as defined below).

In the event we are unable to find suitable acquisition opportunities, such cash or liquid investments may be maintained for longer periods, which would be dilutive to overall returns. This could cause a substantial delay in the time it takes for a Shareholder’s investment in us to realize its full potential return and could adversely affect our ability to pay any potential distributions of cash flow from operations to Shareholders. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into Infrastructure Assets will generate significant interest, and Shareholders should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns.

Emerging Growth Company

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of any listing on a securities exchange, (ii) in which we have total annual gross revenue of at least $1.235 billion or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). We cannot predict if investors will find our Shares less attractive because we may rely on some or all of these exemptions.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for Shareholders and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

Employees

We did not have any employees as of December 31, 2023. Services necessary for our business are provided by individuals who are employees of Apollo pursuant to the terms of the Operating Agreement.

Conflicts of Interest

We are subject to conflicts of interest arising out of our relationship with Apollo, including the Operating Manager and its affiliates. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest.”

Available Information

We intend to make, or have made, available on our website (https://www.apollo.com/infraco) free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing such material, or furnishing it, to the SEC. The SEC maintains a website (https://www.sec.gov) that contains such reports, proxy and information statements and other information. The Company’s website contains additional information about our business, but the contents of the website are not incorporated by reference in or otherwise a part of this Annual Report on Form 10-K. From time to time, we may use our website as a distribution channel for material company information. Financial and other important information regarding us will be routinely accessible through and posted on the Company’s website at https://www.apollo.com/infraco.

Item 1A.	Risk Factors

You should specifically consider the following material risks in addition to the other information contained in this Annual Report on Form 10-K and other filings that we make from time to time with the SEC, including our financial statements and accompanying notes. The occurrence of any of the following risks might have a material adverse effect on our business and financial condition. The risks and uncertainties discussed below are not the only ones we face, but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements. In any such case, the NAV of our Shares could decline and you may lose all or part of your investment. While we attempt to mitigate known risks to the extent we believe to be practicable and reasonable, we can provide no assurance, and we make no representation, that our mitigation efforts will be successful.

Risks Related to our Company and an Investment in our Shares

We face heightened risks because we are a recently formed entity with no history or record.

The Company is a recently formed entity that recently commenced operations and therefore has a limited performance history upon which prospective investors can evaluate its performance. Prospective investors should not construe, and should draw no conclusions from, the prior experience of the Operating Manager or the performance of any other investment entities associated with Apollo, as providing any assurances regarding the performance of the Company.

Our Infrastructure Assets may not achieve our business objectives or generate returns for Shareholders.

Shareholders rely on the ability of the Operating Manager to identify, enter into and realize acquisitions, and there is no assurance that the Operating Manager will find attractive opportunities to meet the Company’s objectives or that the Company will be able to make and realize investments in any Infrastructure Asset (which term, as well as the term “infrastructure assets,” for purposes of this “Item 1A. Risk Factors” should be deemed to include, at any time, then-current and potential Infrastructure Assets or infrastructure assets (as applicable), unless the context otherwise requires) or other assets. The realizable value of a highly illiquid investment, at any given time, could be less than its intrinsic value. In addition, it is possible that certain assets held by the Company will require a substantial amount of time to liquidate. Furthermore, to the extent the Company relies upon a certain set of market and economic conditions and such conditions do not materialize for an extended period of time, the Company likely would not be able to deploy a significant portion of capital until such conditions materialize. There can be no assurance that the Company will be able to generate returns for its Shareholders or that the returns will be commensurate with the risks of investing in the type of companies and transactions described herein. There is likely to be little or no near-term cash flow available to the Shareholders from the Company and there can be no assurance that any Shareholder will receive any distribution from the Company. The Company will bear any fees, costs and expenses incurred in developing, investigating, negotiating or structuring any acquisition of Infrastructure Assets in which the Company does not actually consummate (including any such fees, costs and expenses not borne by Co-Investors (as defined below) and fees, costs and expenses associated with Joint Ventures and Programmatic Acquisitions (each, as defined below)).

The Company can enter into agreements to consummate transactions that involve payments, such as reverse break-up fees, by the Company in certain circumstances even if the Company does not consummate the transaction. As a result, the Company could incur a substantial cost with no opportunity for a return. Even if the Company’s acquisitions of Infrastructure Assets are successful, such assets are not generally expected to produce a realized return to the Shareholders for a number of years after the acquisition is completed, if ever. In certain instances, the Company may acquire an Infrastructure Asset with the intent to subsequently sell or syndicate a portion of such Infrastructure Asset to Co-Investors or other persons (including Apollo or applicable funds, accounts, entities, vehicles, products and/or similar arrangements sponsored, managed or advised by Apollo, as applicable, (each, an “Apollo Client”)) prior to the closing of the acquisition of such Infrastructure Asset. In such event, the Company will bear the risk that any or all of the excess portion of such Infrastructure Asset will not be sold or will only be sold on unattractive terms and that, as a consequence, the Company will bear the entire portion of any reverse break-up fee or other fees, costs and expenses related to such Infrastructure Asset, hold a larger than expected investment in such Infrastructure Asset or could realize lower than expected returns from such Infrastructure Asset (see also “—Risks Related to our Company and an Investment in our Shares—Our business may be affected by offering Co-Investments or opportunities to provide debt financing to any person” below). Any such sell down or syndication will not be deemed to be a cross trade or principal trade and, as such, will not require the approval of the Board, the Shareholders or any other person. Further, any “back-to-back” commitment or assignment of a commitment in connection with an acquisition similarly will not be deemed a cross trade or a principal trade. Accordingly, an investment in the Company should only be considered by prospective investors who do not require current income and can afford a loss of their entire investment.

Many services related to acquiring, owning and operating our Infrastructure Assets, including conducting due diligence before an acquisition, rely on third parties which creates risks, including a lack of control of the process and a lack of alignment with our goals.

Consistent with other Apollo-managed vehicles’ existing activities and what Apollo believes to be typical industry practice, the Operating Manager outsources to third parties many of the services performed for the Company and/or its Infrastructure Assets, including services (such as administrative, legal, accounting, certain elements or portions of acquisition diligence and certain ongoing monitoring, tax or other related services) that could be expected to be performed in-house by the Operating Manager and its personnel. The fees, costs and expenses of such third-party service providers will be borne by the Company as Operating Expenses (as defined below), even if the costs of such services had not historically been charged to Apollo-managed vehicles when performed in-house, to the extent applicable.

The decision to engage a third-party service provider and the terms (including economic terms) of such engagement will be made by the Operating Manager in its discretion, taking into account such factors as it deems relevant under the circumstances. Certain third-party service providers and/or their employees (and/or teams thereof) could dedicate substantially all of their business time to the Company and/or its Infrastructure Assets, other Apollo Clients and/or their respective portfolio companies, while others could have other clients. In certain cases, third-party service providers and/or their employees (including part- or full-time secondees to Apollo) may spend some or all of their time at Apollo offices, have dedicated office space at Apollo, have Apollo-related e-mail addresses, receive administrative support from Apollo personnel or participate in meetings and events for Apollo personnel, even though they are not Apollo employees or affiliates. The Operating Manager has an incentive to outsource services to third parties due to a number of factors, including because the fees, costs and expenses of such service providers will be borne by the Company as Operating Expenses (with no reduction or offset to Management Fees) and retaining third parties could reduce the Operating Manager’s internal overhead, compensation and benefits costs for employees who would otherwise perform such services in-house. Such incentives likely exist even with respect to services where internal overhead, compensation and benefits are chargeable to the Company. The involvement of such third-party service providers may present a number of risks due to the Operating Manager’s reduced control over the functions that are outsourced. There can be no assurances that the Operating Manager will be able to identify, prevent or mitigate the risks of engaging third-party service providers. The Company could suffer adverse consequences from actions, errors or failures to act by such third parties, and will have obligations, including indemnity obligations, and limited recourse against them. Outsourcing and in-house services may not occur uniformly for all other Apollo Clients and, accordingly, certain costs could be incurred by (or allocated to) the Company through the use of third-party (or internal) service providers that are not incurred by (or allocated to) other Apollo Clients.

Additionally, before making an acquisition, the Operating Manager typically conducts due diligence that it deems reasonable and appropriate based on the facts and circumstances applicable to such asset. Due diligence might entail an evaluation of important and complex business, financial, tax, accounting, ESG and legal issues and assessment of cyber security and information technology systems. In particular, the nature and scope of our Operating Manager’s ESG diligence, if any, will vary based on the opportunity, but may include a review of, among other things, air and water pollution, land contamination, diversity, human rights, employee health and safety, accounting standards, bribery and corruption. Selecting and evaluating material ESG factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by our Manager or a third-party ESG consultant (if any) will reflect the beliefs, values, internal policies or preferred practices of any particular investor or align with the beliefs or values or preferred practices of other managers or with market trends. The materiality of ESG risks and impacts on an individual potential investment or portfolio as a whole are dependent on many factors, including the relevant industry, jurisdiction, asset class and investment style.

Outside consultants, legal advisors, accountants, investment banks and other third parties might be involved in the due diligence process to varying degrees depending on the type of asset. Such involvement of such third-party advisors or consultants can present a number of risks primarily relating to the Operating Manager’s reduced control of the functions that are outsourced. In addition, if the Operating Manager is unable to timely engage third-party providers or if a transaction must, for commercial or other reasons, be conducted on an expedited basis, its ability to evaluate and the Company’s ability to acquire more complex targets could be adversely affected.

When conducting due diligence and making an assessment regarding an asset, the Operating Manager will rely on the resources available to it, including public information, information provided by the target and, in some circumstances, third-party investigations, as well as private information, including information obtained due to the Operating Manager’s investment professionals’ relationships with former and current banks, lenders, management teams, consultants, competitors, investment bankers and due diligence conducted by another Apollo Client. The due diligence investigation that the Operating Manager carries out with respect to any acquisition opportunity might not reveal or highlight all relevant facts, material or otherwise, that are necessary or desirable in evaluating such acquisition opportunity. Certain considerations covered by our Operating Manager’s diligence, such as ESG, are continuously evolving, including from an assessment, regulatory and compliance standpoint, and our Operating Manager may not accurately or fully anticipate such evolution. In addition, instances of fraud and other deceptive practices committed by the management teams of Infrastructure Assets in which the Company has made or is evaluating an acquisition, could undermine the Operating Manager’s due diligence efforts with respect to such Infrastructure Assets. Moreover, such an investigation will not necessarily result in the acquisition being successful. Conduct occurring at infrastructure assets, including activities that occurred prior to the Company’s acquisition thereof, could have an adverse impact on the Company.

Our ability to achieve our business objectives depends on the Operating Manager because the Operating Manager has significant discretion as to the implementation of the Company’s objectives and policies.

The Company depends on the diligence, skill and business relationships of the employees of the Operating Manager. The Company is reliant on the Operating Manager. In particular, the Company’s performance depends on the success of the Operating Manager’s acquisition process. The Company depends on the Operating Manager’s assessment of appropriate economic terms when entering into infrastructure transactions. Economic terms determined by the Operating Manager in respect of each acquisition will be based on the Operating Manager’s assessment of a variety of factors. Each of these factors involves subjective judgments and forward-looking determinations by the Operating Manager. In conducting such assessment, the Operating Manager expects to use publicly available information as well as private information, including from consultants and investment bankers. If the Operating Manager misprices an acquisition (for whatever reason) or due to unanticipated illiquidity, the actual returns on the acquisition could be less than anticipated at the time of acquisition or disposition and could result in a disposition at a price less than the acquisition price.

In addition, the acquisition processes described herein are subject to change at any time without notice. There can be no assurance that (i) the acquisition processes identified herein will continue to be employed by the Company or the Operating Manager or (ii) members of the AIC acquisition team identified herein will continue to be associated with or employed by Apollo or any of its affiliates. Past performance of any Apollo Client or acquisition utilizing any of the acquisition processes identified above is in no way indicative of future results.

We face heightened risk from working with Affiliated Service Providers since key personnel will not devote their full time or attention to the Company and could leave the Affiliated Service Provider at any time.

The Company and its Infrastructure Assets will acquire or appoint from time to time affiliates and portfolio companies of Apollo and Apollo Clients (collectively, “Affiliated Service Providers”) to provide particular services to Infrastructure Assets and the Company, including Apollo Portfolio Performance Solutions (or its personnel) and Apollo’s affiliated broker-dealer, Apollo Global Securities, LLC (“AGS” or the “Dealer Manager”), as discussed in more detail below. The Company and any such Infrastructure Asset depends upon the diligence, skill and business relationships of the Affiliated Service Providers. Key employees of an Affiliated Service Provider could depart at any time. The departure of one or more key employees or a significant number of the employees of an Affiliated Service Provider could therefore affect such Affiliated Service Provider’s ability to provide services to the Company or Infrastructure Assets, which could have a material adverse effect on the Company’s ability to achieve its objectives. Affiliated Service Providers will not provide services to the Company or its Infrastructure Assets on an exclusive basis, and could prioritize servicing other Apollo Clients, Apollo or its affiliates or their respective portfolio investments over the Company or its Infrastructure Assets.

Furthermore, although the Apollo Infrastructure Team members and other investment professionals intend to devote sufficient time to the Company so that it can carry out its proposed activities, all of the Apollo Infrastructure Team’s members (including key personnel such as certain of our executive officers) are also responsible for the broader Infrastructure Platform and, as a result, not all of their business time will be devoted to the Company as they will be responsible for the day-to-day activities and investments of certain Infrastructure Platform businesses (including, without limitation, infrastructure funds, vehicles and/or accounts; which include specific time commitment requirements) as further described in “—Potential Conflicts of Interest” below. In addition, Apollo may from time to time establish Apollo vehicles that focus on investments that fall within and outside of the Company’s strategy and objective and Apollo investment professionals (including certain of the Company’s team members) will spend time and attention on such Apollo vehicles.

The historical performance of an Affiliated Service Provider is not indicative, or a guarantee, of its future performance, and may vary as a result of an adverse development in the Affiliated Service Provider’s business, an economic downturn or legal, tax, regulatory or other changes. Affiliated Service Providers may operate at a loss, may require substantial additional capital to support their operations or to maintain their competitive position, or may otherwise have a weak financial condition or experience financial distress, any of which may result in a loss to the Company and diminish the Company’s ability to make other acquisitions. Any adverse development affecting an Affiliated Service Provider’s financial condition may also result in an interruption of services to the Company, which could have a material adverse effect on the Company’s ability to meet its objectives.

We may face a breach of our cyber security, which could result in exposure of confidential information and adverse consequences to our operations.

The Company, the Operating Manager, Infrastructure Assets and their affiliates rely extensively on computer programs and systems (and may rely on new systems and technology in the future) for various purposes, including trading, clearing and settling transactions, evaluating certain Infrastructure Assets, monitoring its portfolio and net capital, processing shareholder data and administration of the Company and generating risk management and other reports, all of which are critical to oversight of the Company’s activities. Certain of the Company’s and the Operating Manager’s operations are dependent upon systems operated by third parties, including prime brokers, administrators, depositaries, market counterparties and their sub-custodians and other service providers. The Company’s service providers, including any Affiliated Service Providers, may also depend on information technology systems, and, notwithstanding the diligence that the Company or the Operating Manager may perform on its service providers, the Company may not be in a position to verify the risks or reliability of such information technology systems.

The Company, the Operating Manager, Infrastructure Assets, their respective affiliates and their respective service providers are subject to risks associated with a breach in cybersecurity. Cybersecurity is a generic term used to describe the technology, processes and practices designed to protect networks, systems, computers, programs and data from both intentional cyber-attacks and hacking by other computer users, as well as unintentional damage or interruption that, in either case, can result in damage and disruption to hardware and software systems, loss or corruption of data and/or misappropriation of confidential information. For example, information and technology systems are vulnerable to damage or interruption from computer viruses, network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches, usage errors by their respective professionals, power outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Such damage or interruptions to information technology systems may cause losses to the Company, Shareholders or Infrastructure Assets, without limitation, by interfering with the processing of transactions, affecting the Company’s or an Infrastructure Asset’s ability to conduct valuations or impeding or sabotaging trading or operations.

The Company and Infrastructure Assets may incur substantial costs as the result of a cybersecurity breach, including those associated with forensic analysis of the origin and scope of the breach, payments made and costs incurred in connection with ransomware attacks, increased and upgraded cybersecurity, identity theft, unauthorized use of proprietary information, litigation, adverse shareholder reaction, the dissemination of confidential and proprietary information and reputational damage. Any such breach could expose the Company and the Operating Manager (which in turn is generally entitled to indemnification by the Company) and Infrastructure Assets to civil liability as well as regulatory inquiry and/or action. Shareholders could also be exposed to losses resulting from unauthorized use of their personal information. Similar types of cybersecurity risks also are present for Infrastructure Assets and other issuers of securities which the Company acquires, which could affect their business and financial performance, resulting in material adverse consequences for such Infrastructure Assets and other issuers and causing the Company’s assets to lose value. In addition, there are increased risks relating to the Operating Manager’s, Affiliated Services Providers’ and Infrastructure Assets’ reliance on their computer programs and systems when their personnel are required to work remotely for extended periods of time, including in connection with events such as the outbreak of infectious disease or other adverse public health developments or natural disasters, which risks include an increased risk of cyber-attacks and unauthorized access to their computer systems.

Our Shares are not registered under the Securities Act, so they are subject to heightened restrictions on transferability and resale.

The Shares have not been registered under the Securities Act or the securities laws of any state or other jurisdiction and are being offered and sold in reliance on exemptions from the registration requirements of the Securities Act and such laws. It is not contemplated that the Shares will ever be registered under the Securities Act or other securities laws. The Shares are subject to restrictions on transferability and resale and may not be transferred or resold except as permitted under the Securities Act and other applicable securities laws. Shareholders’ subscription agreements and the LLC Agreement contain representations and impose restrictions on transferability designed to assure that the conditions of the exemptions from such registration requirements are met. Shareholders also may not be permitted to transfer all or any part of their Shares to a person which gives rise to CFIUS (as defined below) or national security considerations with respect to the Company, an existing or potential Infrastructure Asset or any of their actual or potential assets. See “—We could be subject to review and approval by CFIUS or other regulatory agencies resulting in limitations or restrictions on our acquisitions and joint ventures” below. Shareholders also may not be permitted to transfer all or any part of their Shares to a person that would require AIC to register under the Investment Company Act.

Holders of Investor Shares will not have control or influence over Company policies, operations or acquisitions or the decision to conduct Share repurchases or the selection of service providers. Further, we may amend the LLC Agreement without Shareholder approval and holders of Investor Shares will not be entitled to vote for the election of directors.

Shareholders will not be able to make decisions about acquisitions or any other decisions concerning the management of the Company. The management, financing and disposition policies of the Company are determined by the Board and implemented with the assistance of the Operating Manager and the Board. These policies may be changed from time to time at the discretion of the Board without a vote of the Shareholders, although the Board has no present intention to make any such changes. Any such changes could be detrimental to the value of the Company. Shareholders will have no right to participate in the day-to-day operation of the Company, including, acquisition and disposition decisions and decisions regarding the selection of service providers (including Affiliated Service Providers) and the operation and financing of its acquisitions. The Shareholders will also have no opportunity to evaluate any economic, financial or other information that will be utilized by the Operating Manager in the performance of its obligations under the Operating Agreement, nor will Shareholders receive all financial information with respect to any acquisition that is available to the Company or the Operating Manager. Shareholders do not have an opportunity to evaluate for themselves or to approve any Infrastructure Assets. Shareholders therefore rely on the ability of the Operating Manager to select Infrastructure Assets to be acquired by the Company. Finally, the Board, with the assistance of the Operating Manager, will select the Company’s service providers (which will include Affiliated Service Providers) and determine the compensation of such providers without the review by or consent or approval of the Shareholders or any other independent party, except as may otherwise be provided in the LLC Agreement. The Shareholders must therefore rely on the ability of the Board and the Company’s officers, with the assistance of the Operating Manager, to select and compensate service providers in a manner beneficial to the Company and to make and manage acquisitions and dispose of such acquisitions. The success of the Company depends on the ability of the Company’s management, with the assistance of the Operating Manager, to identify suitable acquisitions, to negotiate and arrange the closing of appropriate transactions and to arrange the timely disposition of acquisitions. The Operating Manager may be unable to find a sufficient number of suitable attractive opportunities to meet the Company’s acquisition strategy. No person should purchase a Share unless such person is willing to entrust all aspects of the management of the Company to the Board and the Operating Manager.

The Board may cause the Company to repurchase Shares from time to time or assign this right to Apollo or its affiliates. The Board may use its own discretion, free of fiduciary duty restrictions, in determining whether to cause the Company to exercise this right. As a result, Shareholders may have their Shares repurchased at an undesirable time or price. For additional information, see the LLC Agreement which is filed with the SEC.

Further, the LLC Agreement can be amended from time to time generally by the Board with the consent of members of the Company (each, a “Member” and collectively, the “Members”) holding a majority of the V Shares (as defined below), which are currently and are expected going forward to be held solely by Apollo, its affiliates and/or certain Apollo Clients, and without the consent of the Shareholders as set forth in the LLC Agreement. The LLC Agreement sets forth certain other procedures for its amendment, including provisions allowing the amendment of the LLC Agreement without the consent of the Shareholders in certain circumstances. In addition, lenders to the Company will, under the terms of financing arrangements put in place with them, require us to seek lender approval of certain amendments to the LLC Agreement prior to the Board adopting any such amendment. The Company will file a Form 8-K with the SEC disclosing any amendments made to its LLC Agreement.

The Investor Shares do not have voting power, which is instead vested exclusively in the holders of the V Shares. Apollo, its affiliates and/or certain Apollo Clients own and are expected to continue to own all of the Company’s outstanding V Shares and will have the sole ability to elect directors of the Company. Shareholders will have no opportunity to control either larger strategic goals or the day-to-day operations, including acquisition and disposition decisions, of the Company. Shareholders must rely entirely on the Board, the Operating Manager, Apollo and their affiliates to conduct and manage the affairs of the Company and its Infrastructure Assets.

Additionally, while there is no current expectation that Apollo would transfer its V Shares to a third-party or that Apollo would transfer ownership or control of the Operating Manager, such transfers are permitted under the Company’s corporate documentation. If V Shares were transferred to a third party, or if ownership and control of the Operating Manager were transferred to a third-party, Apollo could lose the right to appoint the Company’s Board members, or to be involved in decisions that are currently expected to be made by the Operating Manager, and any expected benefits derived by the Company and Shareholders from such involvement by Apollo and the Infrastructure Platform, including access to personnel and other resources, could be lost or otherwise affected.

Our LLC Agreement eliminates certain duties (including fiduciary duties) owed by the Board or other parties to the Company, the Members and the Shareholders. The Board, Apollo, the Members, the Operating Manager, our officers and their respective affiliates and certain service providers are entitled to exculpation and indemnification resulting in limited right of action for Shareholders.

The LLC Agreement contains provisions that, subject to applicable law, reduce, modify, eliminate or replace the fiduciary duties that an indemnified party would otherwise owe to the Company, the Series, the Members and the Shareholders. For example, the LLC Agreement provides that whenever the Operating Manager or the Board (or any committee thereof) makes a determination or takes or declines to take any other action, or any affiliate of the Operating Manager causes the Operating Manager to do so, in its capacity as the Operating Manager as opposed to in its individual capacity, whether under our LLC Agreement or any other agreement, then, unless another express lesser standard is provided for in our LLC Agreement, the Operating Manager, the Board or such committee or such affiliates causing the Operating Manager to do so, shall make such determination or take or decline to take such other action in good faith and shall not be subject to any other or different duties or standards (including fiduciary duties or standards) imposed by our LLC Agreement any other agreement contemplated thereby or under any other law, rule or regulation or at equity. A determination or other action or inaction will conclusively be deemed to be in “good faith” for all purposes of our LLC Agreement if the person or persons making such determination or taking or declining to take such other action subjectively believes that the determination or other action or inaction is in, or not adverse to, the best interests of the Company or the applicable Series. In addition, the LLC Agreement provides that when the Operating Manager or its directors, employees or affiliates makes a determination or takes or declines to take any other action, or any of its affiliates causes it to do so, in its individual capacity as opposed to in its capacity as Operating Manager, whether under our LLC Agreement or any other agreement contemplated thereby or otherwise, then the Operating Manager or its directors, officers or affiliates, or such affiliates causing it to do so, are entitled, to the fullest extent permitted by law, to make such determination or to take or decline to take such other action free of any duty or obligation whatsoever to the Company, the Series, any Member, any Shareholder or any other person bound by the LLC Agreement, and the Operating Manager and its directors, officers and affiliates, or such affiliates causing it to do so, shall not, to the fullest extent permitted by law, be required to act in good faith or pursuant to any other standard imposed by our LLC Agreement, any other agreement contemplated thereby or under any other law, rule or regulation or at equity, and the person or persons making such determination or taking or declining to take such other action shall be permitted to do so in their sole and absolute discretion.

Our LLC Agreement also permits indemnified parties to engage in other business or activities, including those that might compete directly with us. Our LLC Agreement provides that, notwithstanding any other provision thereof or any duty that would otherwise exist at law or in equity, each of the indemnified parties may engage in or possess an interest in any other business or venture of any kind, independently or with others, on its own behalf or on behalf of other entities with which any of the indemnified parties is affiliated or otherwise, and each of the indemnified parties may engage in any such activities, whether or not competitive with the Company, the Series, any affiliate of the Company or any affiliate of a Series, without any obligation to offer any interest in such activities to the Company, the Series, an affiliate of the Company, an affiliate of the Series or to any Member or Shareholder, and the pursuit of such activities, even if competitive with the business of the Company, an affiliate of the Company, the Series or an affiliate of the Series shall not be deemed wrongful or improper or the breach of our LLC Agreement or of any duty otherwise existing hereunder, at law, in equity or otherwise.

These contractual standards replace the fiduciary duties to which such persons would otherwise be held under common law.

The above modifications and replacements of fiduciary duties are expressly permitted by Delaware law. Hence, we and holders of our Shares will only have recourse and be able to seek remedies against the indemnified parties if the indemnified parties breach their obligations pursuant to the LLC Agreement or any implied contractual covenant of good faith and fair dealing owed to the Company, the Members or the Shareholders. Unless an indemnified party breaches their obligations pursuant to the LLC Agreement or any implied contractual covenant of good faith and fair dealing owed to the Company, the Members or the Shareholders, we and holders of our Shares will not have any recourse against such indemnified party even if such indemnified party were to act in a manner that was inconsistent with traditional fiduciary duties.

Under the LLC Agreement, indemnified party (i) will not be liable to the Company, any Series, any Member, any Shareholder or any other person bound by the LLC Agreement for (A) any losses due to any act or omission by any indemnified party in connection with the conduct of the business of the Company or the Series unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that, in respect of the matter in question, such act or omission constitutes a Triggering Event (as defined below) by such indemnified party, (B) any losses due to any action or omission by any other person or entity, (C) any losses due to any mistake, action, inaction, negligence, dishonesty, actual fraud or bad faith of any broker, placement agent or other agent as provided in the LLC Agreement or (D) any change in U.S. federal, state or local or non-U.S. income tax laws, or in interpretations thereof, as they apply to the Company, the Series, the Members or the Shareholders, whether the change occurs through legislative, judicial or administrative action, and (ii) will be indemnified by the Company or the applicable Series from and against any and all claims, liabilities, damages, losses, costs and expenses of any kind, including legal fees and amounts paid in satisfaction of judgments, in compromises and settlements, as fines and penalties and legal or other costs and expenses of investigating or defending against any claim or alleged claim, of any nature whatsoever, known or unknown, liquidated or unliquidated, that are incurred by any indemnified party and arise out of or in connection with the business of the Company, the business of a Series or the performance by the indemnified party of any of its responsibilities under the LLC Agreement, in each case unless such claims, liabilities, damages, losses, costs or expenses result from an indemnified party’s act or omission constituting a Triggering Event; provided, however, that such claims, liabilities, damages, losses costs or expenses did not arise solely out of a dispute between or among the officers, directors, employees or partners of Apollo or its affiliates. “Triggering Event” means an act or omission that constitutes actual fraud or willful misconduct.

Each indemnified party may be entitled to receive advances for any expenses (including legal fees and expenses) incurred by such indemnified party in appearing at, participating in or defending any claim, demand, action, suit or proceeding that may be subject to a right of indemnification. For example, in their capacity as directors (or in a similar capacity) of Infrastructure Assets or other entities which the Company acquires, the applicable indemnified party may be subject to derivative or other similar claims brought by shareholders of, or other investors in, such entities. Any indemnified party may seek indemnification or advancement from the Company (which indemnification or advancement will be considered an Operating Expense of, and be borne by, the applicable Series) prior to or in addition to seeking to cause such amounts to be borne by any other indemnitor (including any insurance maintained by Apollo, the Operating Manager, the Company or the applicable Infrastructure Asset), regardless of the ultimate allocation of the corresponding liabilities. For the avoidance of doubt, the unavailability of exculpation or indemnification under the LLC Agreement will not preclude any indemnified party from recovering under any insurance policy the cost of which is borne by the Company and/or Apollo or its affiliates.

The expenses (including legal fees and expenses) (whether or not advanced) and other liabilities resulting from the applicable Series’ indemnification obligations are generally Operating Expenses and will be paid by or otherwise satisfied out of the assets of the applicable Series. The application of the foregoing standards may result in Shareholders having a more limited right of action in certain cases than they would have in the absence of such standards. To the fullest extent permitted by applicable law, except in the case of a Triggering Event, in the exercise of its authority pursuant to the LLC Agreement, the Operating Manager is not required or expected to disregard the interests of other Apollo Clients and other Apollo stakeholders (including Apollo, its subsidiaries and their owners) if such interests are in conflict with those of the Company (although the Operating Manager will not be authorized to disregard the interests of the Company). Further, members of the Board and each committee thereof are held only to a duty of subjective good faith, and generally will be considered to have acted in good faith if they subjectively believe that a decision is in the best interests of the Company. As a result of these considerations, even though such provisions in the LLC Agreement will not act as a waiver on the part of any Shareholder of any of its rights under applicable U.S. securities laws or other laws the applicability of which is not permitted to be waived, the Company may bear significant financial losses even where such losses were caused by the negligence (even if heightened) of such indemnified parties. Such financial losses may have an adverse effect on the returns to the Shareholders.

The Board or a committee of the Board may resolve potential conflicts of interest between us and Apollo, the Operating Manager and any of their respective affiliates. Under our LLC Agreement, it will be difficult for Shareholders to successfully challenge a resolution of a conflict of interest.

Whenever a potential conflict of interest arises among Apollo, the Operating Manager or any of their respective affiliates, on the one hand, and the Company, a Series, any of the Shareholders or any of the Members, on the other hand, which is not already pre-approved in the LLC Agreement, the Board (or a committee of the Board consisting of independent directors, which will initially be the Audit Committee) or the Operating Manager or affiliates of the Operating Manager may resolve such conflict of interest. If the Board or the Operating Manager determines that its resolution of the conflict of interest is on terms no less favorable to us than those generally being provided to or available from unrelated third parties or is fair and reasonable to us, taking into account the totality of the relationships between the parties involved (including other transactions that may be particularly favorable or advantageous to the Company), then it will be presumed that in making this determination, the Board or the Operating Manager acted in good faith. A holder of our Shares seeking to challenge this resolution of the conflict of interest would bear the burden of overcoming such presumption by clear and convincing evidence. This is different from the situation with a typical Delaware corporation, where a conflict resolution by an interested party would be presumed to be unfair and the interested party would have the burden of demonstrating that the resolution was fair.

Also, if the Board obtains the approval of a committee of our independent directors (including the Audit Committee), the resolution will be permitted and deemed to be approved by all Shareholders and Members of the Company and shall not constitute a breach of the LLC Agreement, any agreement contemplated therein, or any duty otherwise existing under the LLC Agreement, at law or in equity. This is different from the situation with a typical Delaware corporation, where a conflict resolution by a committee consisting solely of independent directors may, in certain circumstances, merely shift the burden of demonstrating unfairness to the plaintiff. If Shareholders purchase, receive or otherwise hold Shares, they will be treated as having consented to the provisions set forth in the LLC Agreement, including provisions regarding conflicts of interest situations that, in the absence of such provisions, might be considered a breach of fiduciary or other duties under applicable state law. As a result, Shareholders will, as a practical matter, not be able to successfully challenge an informed decision by a committee of our independent directors (including the Audit Committee).

Any claims, suits, actions or proceedings concerning the matters described above or any other matter arising out of or relating in any way to the LLC Agreement may only be brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, any other court in the State of Delaware with subject matter jurisdiction or in the United States District Court for the District of Delaware.

We face heightened risk of conflicts of interest with the boards of directors of Infrastructure Assets because we expect our or our affiliates’ officers and employees to serve as members of such boards.

Certain of our and our affiliates’ officers, employees, consultants or operating partners do, and we continue to expect that others will, serve as directors of Infrastructure Assets. In addition to any duties such persons may owe to the Company, as directors of Infrastructure Assets, these individuals will also owe duties to the shareholders of the Infrastructure Assets and persons other than the Company (which, in each case, could include other Apollo Clients who are themselves shareholders of such Infrastructure Asset). In general, such positions are often important to the Company’s strategy and may enhance the ability of the Operating Manager to manage the Company’s assets. However, such positions may have the effect of impairing the ability of the Company to sell the related assets when, and upon the terms, the Operating Manager may otherwise desire. In addition, such positions may place our officers or such other persons in a position where they must make a decision that is either not in the best interests of the Company or not in the best interests of the shareholders of the Infrastructure Asset. Should a Company officer or other representative make a decision that is not in the best interests of the shareholders of an Infrastructure Asset, such decision may subject the Operating Manager and the Company to claims they would not otherwise be subject to as a shareholder, including claims of breach of the duty of loyalty, securities claims and other director-related claims. In general, the Company will indemnify the Operating Manager and other indemnified parties from such claims.

In addition, the interests of Apollo, its affiliates and other Apollo Clients that have invested in the Infrastructure Asset with respect to the management, investment decisions or operations of an Infrastructure Asset may at times be in direct conflict with those of the Company. As a result, in such circumstances, Apollo and its affiliates will face actual or apparent conflicts of interest, in particular in exercising powers of control over, or making decisions with respect to, such Infrastructure Assets.

We face heightened risk of the adverse effects associated with bridge financings, and the interest rates on such financings might not reflect that risk. When a short-term loan (or bridge financing) remains outstanding for long periods of time or when expected sources of cash to repay loans to the borrower do not become available, the interest rate charged may not adequately reflect the risk associated with the position taken by the Company.

From time to time, the Company may provide interim financing to Infrastructure Assets or may “underwrite” Co-Investment capital in order to facilitate an acquisition, typically on an unsecured basis (which may initially be intended on a short-term basis but may become a long-term basis as more fully described below) in anticipation of a future issuance of equity or long-term debt securities, repayment, refinancing or “sell-down” to Co-Investors. It can be expected that the

Company will make loans to Infrastructure Assets where such Infrastructure Asset requires an infusion of cash for various reasons, including, but not limited to, capital expenditures. In some situations, the Company expects to make a short-term loan or otherwise invest on an interim basis in an Infrastructure Asset. In particular, the Company may make (i) acquisitions in excess of the amounts that the Company wishes to hold therein with a view to selling the excess to another person or entity within 12 months or less of such acquisition, (ii) acquisitions intended to be financed by the Company or a special purpose vehicle with a third party within 12 months or less of its acquisition or (iii) engage in financing transactions (including loan guarantees) intended to be repaid in 12 months or less entered into between the Company and an Infrastructure Asset on an interim basis pending the refinancing or sale to another person or entity in connection with, or in order to facilitate, the consummation of the Company’s acquisition of the Infrastructure Asset. While any such short-term loan (or bridge financing) could be converted into a more permanent, long-term security, it is entirely possible, for reasons not always in the Company’s control, issuance of long-term securities or other refinancing or syndication may not occur and such short-term loans (or bridge financings) may remain outstanding for long periods of time. Similarly, expected sources of cash to repay loans to the borrower may not become available. In such events, the interest rate charged may not adequately reflect the risk associated with the position taken by the Company.

Where both the Company and one or more Syndication Entities (as defined below) commit to all or any portion of an asset that is expected to be syndicated, Apollo may choose to split the post-closing syndication between the Company and such Syndication Entities based on a methodology determined by Apollo, in its discretion, which could include syndication on a non-pro rata basis. If there is insufficient demand and the full amount bridged by the Company and Syndication Entities in the aggregate is not repaid, refinanced or syndicated (including for reasons outside of the control of the Company or such Syndication Entities), the Company will be left with a more concentrated exposure to the relevant asset than was originally desired and a more concentrated exposure than it would have had if the Company’s Bridge Financing (as defined below) were syndicated on a priority basis relative to Syndication Entities. In addition, where Syndication Entities and/or the Company commit to any portion of a follow-on investment that is expected to be syndicated and any portion of such follow-on investment is not successfully syndicated, Syndication Entities and/or the Company could as a result participate in the follow-on investment on a non-pro rata basis relative to their share of the original investment. In connection with any syndication undertaken together by the Company and any Syndication Entities, it is anticipated that the Company would obtain “back-to-back” commitments or support from such Syndication Entities and bear the credit risk of such Syndication Entities vis-à-vis the potential Infrastructure Asset. The Company may not be compensated for bearing such risk; however, it is not anticipated that such risk would be material. Furthermore, the interest rate (if any) on a Bridge Financing may not adequately reflect the risk associated with the unsecured position taken by the Company.

We will be subject to substantial fees and expenses, which could impact Shareholder returns.

The Company will pay the Management Fee, Organizational and Offering Expenses (as defined below) and Operating Expenses whether or not it makes any profits, as set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Expenses,” the Operating Agreement and the LLC Agreement. If Apollo pays such expenses on behalf of the Company or any Infrastructure Asset, Apollo will seek and obtain reimbursement from the Company or such Infrastructure Asset and, to the extent Apollo incurred a cost of capital for the time period between payment of the expense and reimbursement by the Company or such Infrastructure Asset, Apollo has the authority to include such amount in the amount reimbursed from the Company or such Infrastructure Asset (with Apollo determining in its discretion whether to include (i) the calculation of the aggregate amount of the cost of capital and (ii) such amount as part of the reimbursement). This includes amounts payable to or in respect of any Apollo personnel or engagement of consultants, operating partners, operating executives or similar persons. No such amounts will constitute Special Fees (as defined below) and, therefore, such amounts will not reduce Management Fees paid by the Company. It is difficult to predict the future expenses of the Company. Such expenses will be substantial, and neither the Company’s expenses nor its fees (other than the amount of Organizational and Offering Expenses that may be ultimately borne by the Company) is subject to any cap.

We will be responsible for the costs of our personnel and employees and for the costs of certain of the Operating Manager’s employees when used for our benefit.

Apollo has in-house accounting, legal, compliance, tax, administrative, operational, finance, risk, reporting, technology, investor servicing and other types of personnel or employees that provide support to Apollo Clients (including the Company and its Infrastructure Assets) and their respective subsidiaries and potential and existing portfolio investments on an ongoing basis. These employees assist with, among other things, the legal, compliance, tax, administrative, operational, finance, risk, reporting, technology, investor servicing and other functions of the Operating Manager, their affiliates and Apollo Clients (including the formation of, and capital raising for, Apollo Clients) and their respective acquisition, due diligence, holding, maintenance, financing, restructuring and disposition of investments, including, without limitation, mergers and acquisitions, financing and accounting, legal, tax and operational support and risk, litigation and regulatory management and compliance. The performance of such functions by Apollo employees could be in addition to or as an alternative to the outsourcing of any such services to third-party service providers at market rates, including entities and persons regularly used by Apollo and its affiliates, Apollo Clients and their respective potential and existing portfolio investments.

All fees, costs and expenses incurred by Apollo (including allocable compensation (such as salary, bonus and payroll taxes) and benefits (such as health insurance and compensation for vacation time and sick time) of such personnel or employees and other related overhead otherwise payable by Apollo in connection with their employment, such as rent, property taxes and utilities allocable to workspaces) in connection with services performed by personnel or employees of the Operating Manager or their affiliates that constitute services for or in respect of the Company, its subsidiaries and its existing and potential Infrastructure Assets, are allocable to and borne by the Company. Without prejudice to the above, in relation to the Operating Manager, the overhead allocation could also specifically include fees, costs and/or expenses relating to services connected to the valuation function, the risk management function and the finance function (as well as the supervision and oversight of the central administration function). Such allocations to the Company will be based on any of the following methodologies (or any combination thereof), among others: (i) requiring personnel to periodically allocate their historical time spent with respect to the Company, other Apollo Clients or the Operating Manager, approximating the proportion of certain personnel’s time spent with respect to the Company (which is anticipated to be tracked on a regular, but not necessarily weekly or biweekly or similar basis), and, in each case, either allocating their compensation and allocable overhead based on such approximations of time spent, or charging such approximations of time spent at market rates, (ii) the assessment of an overall dollar amount (based on a fixed fee or percentage of Assets Under Management) that the Operating Manager determines in good faith represents a fair recoupment of expenses and a market rate for such services or (iii) any other methodology determined by the Operating Manager in good faith to be appropriate and practicable under the circumstances. Such methodologies take into account an employee’s aggregate compensation without any deduction for compensation allocable to vacation time, sick time, weekend time, break time, overnight hours, time spent in training or other administrative tasks or any other hours during a year when an employee is not working on Apollo or Apollo Client matters. This means, for example, that allocable compensation and benefits attributable to an employee that is on vacation for one week out of a month will still be based on the full amount of compensation paid to the employee for such month, without any deduction for the vacation week.

The methodology described above utilized for one personnel group could be different from the methodology utilized by another personnel group, and different methodologies may be utilized, including within a single personnel group, at different times or in determining different types of allocations (such as allocations among Apollo Clients, on the one hand, and allocations as between Apollo Clients and Apollo affiliates, on the other hand). Determining such charges based on approximate allocations, rather than time recorded on an hourly or similar basis (which will not be undertaken), could result in the Company being charged a different amount (including relative to another Apollo Client), which could be higher or lower, than would be the case under a different methodology. Any methodology (including the choice thereof), as well as the application of any approximations it entails, involves inherent conflicts between the interests of the Company, on the one hand, and any other Apollo Client or Apollo affiliate to which all or a portion of the relevant personnel’s time would otherwise be charged, on the other hand, and could result in incurrence of greater expenses by the Company and its subsidiaries and potential and existing Infrastructure Assets than would be the case if such services were provided by third parties at market rates. Further, there could be Apollo Clients whose governing documents restrict or preclude the allocation of any of the foregoing amounts to such Apollo Clients, in which case such Apollo Clients could bear a lesser amount of such expenses relative to the Company or any other Apollo Client or not bear any such expenses at all.

The amount of any distributions we may pay is uncertain. We may not be able to sustain the payment of distributions.

Distributions to Shareholders will be made only if, as and when declared by the Board. Shareholders may or may not receive distributions. In addition, some of our distributions may include a return of capital. The Company cannot make assurances as to when or whether cash distributions will be made to Shareholders, the amount of any such distribution or the availability of cash for any such distribution, since the ability to make distributions will be dependent upon the cash flow, capital raising, financial condition and other factors relating to the Company’s Infrastructure Assets. Such factors include the ability to generate sufficient cash from operations to pay expenses, service debt and to satisfy other liabilities as they come due. Furthermore, the Operating Manager, in its sole discretion, may use or set aside cash for working capital purposes, or for the funding of present or future reserves or contingent liabilities, taxes, the Company’s operating activities, or the actual or anticipated Management Fee. If the Operating Manager determines that all or any portion of net capital event proceeds are not necessary for ongoing expenses (including debt payments and fees), anticipated acquisitions, capital expenditures and reserves, such amounts may be used to satisfy repurchase requests at the Board’s discretion in consultation with the Operating Manager. Accordingly, the payment of cash distributions is subject to the discretion of the Board, based on information provided by the Operating Manager.

The Operating Manager has the right to reinvest certain proceeds realized by the Company. For all such purposes, proceeds realized by the Company will include amounts deemed distributed to a Shareholder in respect of taxes (whether withheld from distributions to the Company or otherwise attributable to a Shareholder). Subject to oversight by the Board, the Operating Manager may elect to reinvest such proceeds otherwise available for distribution to Shareholders.

There could be circumstances under which the Operating Manager elects to withhold distributions to, among other reasons, pay obligations such as indebtedness of the Company, or of any subsidiary or Infrastructure Asset thereof, which could result in such amounts, and the retention and reuse thereof, not being subject to the terms and limitations of the LLC Agreement.

Neither the Operating Manager nor any of its affiliates is obligated to support or guarantee any level of distributions. In addition, because the Operating Manager does not charge a Management Fee on and Apollo does not receive a Performance Fee for Apollo Shares, the per Share amount of distributions on the Apollo Shares could be higher compared to the Investor Shares.

Valuations of our assets are estimates of fair value and may not necessarily correspond to realizable value.

Within the parameters of the Company’s valuation policies and procedures, the valuation methodologies used to value the Company’s assets will involve subjective judgments and projections and that ultimately may not materialize. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond the Company’s control and the control of the Operating Manager. Rapidly changing market conditions or material events may not be immediately reflected in the Company’s NAV.

Among the Company’s important features are the provisions relating to the purchase and repurchase of Shares. The valuation of Shares upon purchase (including any reinvestment of cash distributions in additional Shares), the amount payable to investors upon repurchase and certain other valuations are generally based upon the Company’s NAV per Share as of the end of the immediately preceding month, specifically with respect to the purchase of Shares, or quarter, specifically with respect to the repurchase of Shares (each, a “Share Repurchase”). Because the price Shareholders will pay for Shares in the Private Offering, and the price at which Shares may be repurchased under the Repurchase Plan (as defined below) by the Company, are based on NAV per Share, Shareholders may pay more than realizable value or receive less than realizable value for their investment. The Company relies on the Operating Manager and its affiliates for valuation of the Company’s assets and liabilities.

The values of the Company’s assets are established in accordance with the Company’s valuation policies and procedures approved by the Board. The valuation policies and procedures can be modified by the Board. The Company will primarily hold Infrastructure Assets and other assets that will not have readily assessable market values. The Operating Manager determines the estimated values of the Company’s Infrastructure Assets and the Company uses the estimated values provided as well as inputs from other sources in computing the Company’s monthly NAV per Share.

The monthly valuations performed by the Operating Manager may vary from similar valuations performed by any independent third parties for similar types of assets. The valuation of illiquid assets is inherently subjective and subject to increased risk that the information utilized to value such assets or to create the pricing models may be inaccurate or subject to other error. In addition, valuations rely on a variety of assumptions, including assumptions about projected cash flows for the remaining holding periods for the assets, market conditions at the time of such valuations and/or any anticipated disposition of the assets, legal and contractual restrictions on transfers that may limit liquidity, and any transaction costs related to, and the timing and manner of, any anticipated disposition of the assets, all of which may materially differ from the assumptions and circumstances on which the valuations are based. The value of the Company’s assets may also be affected by any changes in tax rates, accounting standards, policies or practices as well as general economic, political, regulatory and market conditions, global equity market conditions, changes in credit markets and interest rates, foreign exchange rates, commodity prices, natural or man-made disasters or catastrophes and the actual operations of Infrastructure Assets, which are not predictable and can have a material impact on the reliability and accuracy of such valuations. Shareholders that redeem will not benefit from any such changes after their redemption, and conversely, Shareholders that do not redeem may be burdened by the impact of any such changes, including with respect to the impact of any such changes on the portion of any asset attributable to redeemed Shareholders. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, since market prices of assets can only be determined by negotiation between a willing buyer and seller, and the difference between carrying value and the ultimate sales price could be material. Further, any volatility smoothing biases in our valuation process, generally, may lower the volatility of our NAV and cause our NAV to not accurately reflect the actual value of Infrastructure Assets. Accordingly, such values may not accurately reflect the actual market values of the assets, and, thus, Shareholders will likely make decisions as to whether to purchase or submit for repurchase without complete and accurate valuation information.

Determining the impact of these factors on the valuation of Infrastructure Assets involves a significant degree of judgment. Because valuations, and in particular valuations of assets for which market quotations are not readily available, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, the Operating Manager’s fair value determinations may differ materially from the values that would have resulted if a ready market had existed.

During periods of market uncertainty and volatility, accurate valuations may be even more difficult to obtain. This is particularly true during periods of low transaction volume because there are fewer market transactions that can be considered in the context of a valuation. Changes in credit markets can also impact valuations and may have offsetting results when using discounted cash flow analysis for Infrastructure Assets that do not have readily observable market prices. For example, if applicable interest rates rise, then the assumed cost of capital for Infrastructure Assets would be expected to increase under the discounted cash flow analysis, and this effect would negatively impact their valuations if not offset by other factors. Rising U.S. interest rates may also negatively impact certain foreign currencies that depend on foreign capital flows.

In addition, Shareholders would be adversely affected by higher Management Fees and by higher Performance Fees if the Company’s NAV is overstated. Due to a wide variety of market factors and the nature of certain assets to be held by the Company, there is no guarantee that the value determined by the Company will represent the value that will be realized by the Company on a realization of the asset or that would, in fact, be realized upon an immediate disposition of the assets.

The Operating Manager may benefit by us retaining ownership of our assets at times when our Shareholders may be better served by the sale or disposition of our assets in order to avoid a reduction in our NAV. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of the Shares or the price paid for the repurchase of our Shares on a given date may not accurately reflect the value of our holdings, and Shares may be worth less than the purchase price or more than the repurchase price.

Further, in connection with each subscription or repurchase of Shares, a Shareholder will receive an amount of Shares or cash, respectively, at a price that reflects the Company’s most recent calculated NAV (which generally will be the Company’s NAV as determined as of the last day of the immediately preceding (i) calendar month for subscriptions and (ii) calendar quarter for repurchases). There is no requirement, and it is not anticipated, that a new valuation will be made in connection with any such purchase and related issuance of Shares and, as a result, the price paid for Shares may not accurately reflect the current NAV at the time of issuance.

Any discrepancy between the NAV of the Company used in connection with the repurchase or issuance and the actual NAV of the Company as of the date of such repurchase or issuance may have an adverse effect on the Shareholder from whom Shares are repurchased, the Shareholder to whom Shares are issued or the Company as a whole, as applicable. Any such discrepancy may also lead the Company to dispose of more assets than necessary, and potentially at less advantageous prices. By way of example, in the event the Company were to liquidate assets in order to satisfy repurchase requests based on a determination of NAV of the Company used in connection with the repurchase that in retrospect turns out to be higher than the actual NAV of the Company as of the repurchase date, a Shareholder requesting the repurchase of a certain percentage of its Shares may receive a greater amount of repurchase proceeds than the repurchase proceeds it should have received in respect of such repurchase, thereby adversely affecting remaining Shareholders and the ability of the Company to employ the excess amounts paid out for the assets of the Company or other cash needs. If the Company were to borrow amounts to satisfy such repurchase request, the amounts borrowed might be higher than the amounts the Company would have borrowed had the correct or lower NAV been used to calculate repurchase proceeds, and such higher borrowing may have an adverse effect on the remaining Shareholders. In addition, if a new purchase of Shares by a new Shareholder is made based on such erroneously high or temporarily elevated NAV, the number of Shares issued to such new Shareholder will be lower than the number of Shares it should have received.

Monthly NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.

The methods we use to calculate our monthly NAV, which is the basis for the offering price for our Shares and the investment value published in customer account statements for our Shareholders and is used as the basis for calculating amounts paid to Shareholders under our Repurchase Plan, is not prescribed by the rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating monthly NAV, and our monthly NAV is not audited by our independent registered public accounting firm. The components and methodology used in calculating our monthly NAV may differ from those used by other companies now or in the future. Our monthly NAV should not be viewed as a measure of our historical or future financial condition or performance. Errors may occur in calculating our monthly NAV, which could impact the price at which we sell and repurchase our Shares. The Company and the Operating Manager cannot provide assurance that it will be able to choose, make or realize returns in any particular Infrastructure Asset. There can be no assurance that the Company will be able to generate returns for the Shareholders or that the returns will be commensurate with the risks of owning and controlling the type of Infrastructure Assets described herein. There can be no assurance that any Shareholder will receive any distribution from the Company or liquid assets with respect to the repurchase of its Shares. Accordingly, a purchase of the Company’s Shares should only be considered by persons who can afford a loss of their entire investment.

Due to the nature of Infrastructure Assets, Shareholders will have limited liquidity and may be limited in their opportunity to have their Shares repurchased and may not receive a full return of their invested capital if they elect to have their Shares repurchased by the Company.

A purchase of the Company’s Shares requires a long-term commitment, with no certainty of return and should be viewed as an illiquid investment. Infrastructure Assets are generally less liquid and involve longer hold periods than traditional private equity acquisitions, and, in the case of the Company, certain Infrastructure Assets may be held for the long-term. Investments in infrastructure projects can be difficult or impossible to realize. Since there is no established market for the Shares, and none is expected to develop, a Shareholder of the Company will be unable to realize its investment readily and may encounter difficulty ascertaining the market value of its Shares. Shares in the Company are subject to restrictions on resales under applicable securities laws. Repurchases of Shares by the Company will likely be the only way for a Shareholder to dispose of Shares. It is uncertain as to when profits, if any, will be realized by a Shareholder and if such Shareholder will realize profits from the Company prior to the Company repurchasing its Shares. Losses on unsuccessful Infrastructure Assets may be realized before gains on successful Infrastructure Assets are realized. Furthermore, the expenses of operating the Company (including any fees payable to the Operating Manager (or an affiliate thereof)) may exceed its income, thereby requiring that the difference be paid from the Company’s assets. As noted above, it is also uncertain when liquid assets will be available to meet a Shareholder’s repurchase request. Whether the Company has sufficient liquidity to meet a Shareholder’s request for repurchase will be determined by the Operating Manager. The Company will not be obligated to liquidate any asset in order to meet repurchase requests and because of the illiquid nature of Infrastructure Assets, the Company may not have sufficient cash flow to meet repurchase requests at any given time. If the Operating Manager determines there is insufficient liquidity to meet repurchase requests under the Repurchase Plan, such requests will be delayed until the Operating Manager determines there is sufficient liquidity; such delay may be significant. The Company intends to primarily own Infrastructure Assets for the long term. The number of potential purchasers and sellers is expected to be limited. This factor could have the effect of limiting the availability of Infrastructure Assets for purchase by the Company and will also limit the ability of the Company to sell Infrastructure Assets at their fair value in response to changes in the economy or financial markets. Illiquidity could also result from legal or contractual restrictions on their resale.

The realizable value of a highly illiquid Infrastructure Asset at any given time could be less than its intrinsic value. In addition, certain types of Infrastructure Assets owned by the Company are likely to require a substantial length of time to liquidate. In particular, infrastructure and infrastructure-related investments are highly illiquid and subject to industry cyclicity, downturns in demand, market disruptions and the lack of available capital for potential purchasers. As a result, the Company could be unable to realize its business objectives by sale or other disposition at attractive prices or could otherwise be unable to complete any exit strategy.

A purchase of the Company’s Shares is suitable only for sophisticated investors and an investor must have the financial ability to understand and the willingness to accept the extent of its exposure to the risks and lack of liquidity inherent in a purchase of the Company’s Shares. Shareholders should consult their professional advisors to assist them in making their own legal, tax, regulatory, accounting and financial evaluation of the merits and risks of a purchase of the Company’s Shares in light of their own circumstances and financial condition.

Certain of the Company’s holdings may be of securities that are or become publicly traded and are therefore subject to the risks inherent in holding public securities. Such holdings will involve economic, political, interest rate and other risks, any of which could result in an adverse change in the market price. In addition, in some cases the Company will be prohibited by contract or other limitations from selling such securities for a period of time so that the Company is unable to take advantage of favorable market prices. Such factors will be used in calculating monthly NAV, and our monthly NAV is not audited by our independent registered public accounting firm. We calculate and publish the NAV of our Shares monthly solely for purposes of establishing the price at which we sell and repurchase our Shares, and for publishing the value of each Shareholder’s investment in us on such Shareholder’s customer account statement, and our monthly NAV should not be viewed as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our monthly NAV may differ from those used by other companies now or in the future. Errors may occur in calculating our monthly NAV, which could impact the price at which we sell and repurchase our Shares.

There is no public trading market for the Shares, and Shareholders will bear the risks of owning Shares for an extended period of time due to limited repurchases.

There is no public market for the Shares and none is expected to develop. Accordingly, there are no quoted prices for the Shares. Therefore, repurchase of Shares by us will likely be the only way for a Shareholder to dispose of its Shares. We expect to continue at a price equal to the transaction price of the type of Shares being repurchased on the date of repurchase (which will generally be equal to our NAV per Share as of the last month of the prior calendar quarter) and not based on the price at which a Shareholder initially purchased its Shares. As a result, a Shareholder may receive less than the price it paid for its Shares when the Shareholder sells them to us pursuant to our Repurchase Plan. In addition, there are substantial restrictions upon Share Repurchases under the LLC Agreement and applicable securities laws, including that we may limit the number of Shares subject to Share Repurchases or may decide to not conduct Share Repurchases for certain periods. Consequently, Shareholders must be prepared to bear the risks of owning Shares for an extended period of time.

There is no public trading market for the Shares; therefore, a Shareholder’s ability to dispose of its Shares will likely be limited to repurchase by us. If a Shareholder sells its Shares to us, the Shareholder may receive less than the price it paid. A Shareholder’s ability to have its Shares repurchased through any Share Repurchase is limited.

The Company is designed primarily for long-term investors and an investment in the Shares should be considered illiquid. The Shares are not currently, and are not expected to be, listed for trading on any securities exchange. There is no public market for the Shares and none is expected to develop. The Shares therefore are not readily marketable and Shareholders must be prepared to hold Shares for an indefinite period of time. Shareholders may not be able to sell their Shares at all or at a favorable price.

In recognition that a secondary market for the Shares likely will not develop, the Company will generally conduct quarterly Share Repurchases. Repurchases of Shares by us will likely be the only way for a Shareholder to dispose of its Shares. However, the Company does not expect to conduct any Share Repurchases until the second full quarter after the initial raising of third-party capital. Although the Company may offer to conduct a Share Repurchase, no assurance can be given that these repurchases will occur as contemplated or at all. In the event that we repurchase Shares in any Share Repurchase, we expect to repurchase Shares at an applicable price equal to either the NAV per Share, or a discount to the NAV per Share, of the type of Shares being repurchased as of the last day of the quarter prior to the commencement of the Share Repurchase and not based on the price at which a Shareholder initially purchased its Shares. As a result, a Shareholder may receive less than the price it paid for its Shares when the Shareholder sells them to us pursuant to any Share Repurchase.

The vast majority of our assets consist of Infrastructure Assets that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of liquid assets to immediately satisfy repurchase requests. In addition, in extreme cases, the Company may not be able to complete repurchases due to its inability to liquidate a portion of its portfolio. The Company may need to suspend or postpone Share Repurchases if it is not able to dispose of Infrastructure Assets in a timely manner.

Even if the Company makes a Share Repurchase, there is no guarantee that Shareholders will be able to sell all of the Shares that they desire to sell in any particular Share Repurchase. If a Share Repurchase is oversubscribed by Shareholders, the Company will generally repurchase only a pro rata portion of the Shares requested to be repurchased by Shareholders. In addition, applicable rules, regulation or guidance may change, causing the Company to change its Repurchase Plan in a manner that may be materially adverse to Shareholders. A large Shareholder in the Company seeking repurchase may increase the likelihood that all Shareholders seeking repurchase will have their requests reduced pro rata. The potential for pro ration may cause some Shareholders to submit more Shares for repurchase than they otherwise would wish to have repurchased, which may adversely affect others wishing to participate in the Share Repurchase.

There may be quarters in which no Share Repurchase is made, and it is possible that no Share Repurchases will be conducted by the Company at all. If the Board determines that we should not make a Share Repurchase, Shareholders may not be able to sell their Shares as it is unlikely that a secondary market for the Shares will develop or, if a secondary market does develop, Shareholders may be able to sell their Shares only at substantial discounts to the applicable NAV per Share. If the Company does conduct Share Repurchases, it may be required to sell assets to purchase Shares that are submitted for repurchase, which may increase risks for remaining Shareholders and increase Company expenses as a percent of assets. In addition, while the Company is permitted to borrow money to finance the repurchase of Shares pursuant to Share Repurchases, there can be no assurance that the Company will be able to obtain such financing on favorable terms or at all if it attempts to do so. Moreover, if the Company’s assets do not provide adequate liquidity to fund Share Repurchases, the Company may extend the last day of any Share Repurchase, which will cause the shareholder to be paid at a later date than if the Share Repurchase were not extended.

As a result, a Shareholder’s ability to have its Shares repurchased by us may be limited and at times the Shareholder may not be able to liquidate its investment.

Economic events that may cause our Shareholders to request that we repurchase their Shares in connection with a Share Repurchase by us may materially and adversely affect our cash flows, our results of operations and our financial condition.

Economic events could cause our Shareholders to seek to sell their Shares to us pursuant to any Share Repurchase for up to 5.0% of the aggregate NAV (measured collectively across both Series) of our outstanding Investor Shares and E Shares at an applicable price based on the NAV per Share at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to fund a Share Repurchase, we may not be able to meet future repurchase requests, take advantage of new acquisition opportunities or realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition could be materially adversely affected.

We may require a Shareholder to have their Shares repurchased at any time in our sole discretion.

We may require a Shareholder to surrender and have all or any portion of its Shares repurchased at any time if we determine that it would be in our interest, in consultation with the Operating Manager, for us to repurchase the Shares or for certain other reasons enumerated in the LLC Agreement. To the extent that we require the mandatory repurchase of any Shares of any Shareholder, such repurchase will not be subject to the repurchase limits on quarterly Share Repurchases, unless otherwise determined by us in our sole discretion.

Payment by the Company of the Management Fee or Performance Fee in Shares will dilute a Shareholder’s interest in the Company.

At the Operating Manager’s election, the Company will pay the Operating Manager all or a portion of its Management Fees in E Shares in lieu of paying the Operating Manager an equivalent amount of such Management Fee in cash, which will dilute the interests of Investor Shares issued by the Company. In addition, the Company may pay Apollo all or a portion of its Performance Fee in E Shares in lieu of paying Apollo an equivalent amount of such Performance Fee in cash, which will similarly dilute the interests of Investor Shares issued by the Company.

If the Company’s series limited liability company structure is not respected, then Shareholders may have to share any liabilities of the Company and the other Series with all Shareholders and not just those who hold Shares of the same Series as them.

The Company is structured as a Delaware limited liability company that issues separate types of Shares for each Series. Each Series is a separate series under Delaware law and not a separate legal entity. Under the LLC Act, if certain conditions (as set forth in Sections 18-215(b) or 18-218(c) of the LLC Act, depending on whether such series is established as a “protected series” under Section 18-215(b) of the LLC Act or a “registered Series” under Section 18-218 of the LLC Act) are met, the debts, liabilities, obligations and expenses of one Series are segregated from the debts, liabilities, obligations and expenses of the other Series and the assets of one Series are not available to satisfy the debts, liabilities, obligations or expenses of the other Series. Although this limitation of liability is recognized by Delaware, there is no guarantee that if challenged in the courts of another U.S. State or a foreign jurisdiction or in a U.S. federal court, such courts will uphold this statutory segregation of liabilities. If the Company’s series limited liability company structure is not respected, then the assets of a Series may be subject to the liabilities of another Series, of the Company, generally, and not just of that particular Series. Furthermore, while we intend to maintain separate and distinct records for each Series and account for them separately and otherwise meet the requirements of the LLC Act, it is possible a court could conclude that the methods used did not satisfy Section 18-215(b) or Section 18-218(c) of the LLC Act, as applicable, and thus potentially expose the assets of a Series to the liabilities of another Series or of the Company generally. The consequence of this is that Shareholders may have to bear higher than anticipated expenses which would adversely affect the value of their Shares of the applicable Series or the likelihood of any distributions being made by a particular Series to its Shareholders, and the Series could be treated as a single entity for U.S. federal tax purposes with different consequences to Shareholders. The state tax treatment of a series limited liability company depends on the laws of each state, and it is possible that a particular state may treat Series I and Series II as a single entity for state tax purposes or may treat Series I or Series II as separate entities but classified differently than the IRS does for U.S. federal income tax purposes. In addition, we are not aware of any court case that has tested the limitations on inter-series liability provided by Section 18-215(b) or Section 18-218 of the LLC Act in federal bankruptcy courts and it is possible that a bankruptcy court could determine that the assets of one Series should be applied to meet the liabilities of the other Series or the liabilities of the Company generally where the assets of such other Series or of the Company generally are insufficient to meet its liabilities.

Our LLC Agreement includes a jury trial waiver that could limit the ability of shareholders of the Company to bring or demand a jury trial in any claim or cause of action arising out of or relating to the LLC Agreement, or the business or affairs of the Company.

The LLC Agreement contains a provision pursuant to which Shareholders of the Company waive and release their respective rights to a trial by jury in any action or proceeding arising out of or relating to the LLC Agreement, or the transactions contemplated thereby. This jury trial waiver does not apply to any claim or cause of action arising out of or relating to the U.S. federal securities laws. Any person who becomes a Shareholder of the Company as a result of a transfer or assignment of Shares, including any purchasers in a secondary transaction, would become subject to the terms of the LLC Agreement, including the waiver of jury trial provisions.

If the Company opposed a jury trial demand based on the jury trial waiver, the appropriate court would determine whether the waiver was enforceable based on the facts and circumstances of that case in accordance with the applicable state and federal law, including in respect of U.S. federal securities laws claims.

This waiver of jury trial provision may limit the ability of a shareholder of the Company to bring or demand a jury trial in any claim or cause of action arising out of or relating to the LLC Agreement, or the business or affairs of the Company, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the waiver of jury trial provision contained in the LLC Agreement to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action, which could harm our business, operating results and financial condition.

Our LLC Agreement designates the Court of Chancery of the State of Delaware or, if such court lacks jurisdiction, the state courts in the State of Delaware or the United States District Court for the District of Delaware, and any appellate court thereof, as applicable, as the sole and exclusive forums for certain types of actions and proceedings that may be initiated by shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, members, managers, officers or other employees or their affiliates.

As permitted by the LLC Act, our LLC Agreement provides that each Shareholder submits, to the fullest extent permitted by applicable law, to the exclusive jurisdiction of the Court of Chancery of the State of Delaware or, if such court lacks jurisdiction over the subject matter of such proceeding or if such jurisdiction is not available, the other courts of the State of Delaware or the United States District Court for the State of Delaware, and any appellate court thereof, in any action or proceeding arising out of or relating to our LLC Agreement or the transactions contemplated thereby (including any claim arising under the internal affairs doctrine). This provision of our LLC Agreement does not provide exclusive jurisdiction to the Court of Chancery of the State of Delaware or any other state court in the State of Delaware where such court does not have jurisdiction, such as actions or proceedings brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Also, this provision of our LLC Agreement does not apply to actions or proceedings that do not arise out of or are unrelated to our LLC Agreement or the transactions contemplated thereby (including any claim (A) related to a representation or warranty made in connection with the LLC Agreement, (B) brought on behalf of the Company or a Series, (C) asserting a breach of a duty, owed by any current or former Director, officer, employee, Operating Manager, Member or Shareholder of the Company or a Series, (D) arising pursuant to any provision of the LLC Act or the LLC Agreement or (E) governed by the internal affairs doctrine).

To prevent the Company from having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our LLC Agreement provides that, unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Any such provision in the Company’s LLC Agreement remains subject to any related substantive requirements under the Securities Act.

In connection with the submission to such courts in an appropriate action or proceeding, our LLC Agreement provides that each shareholder waives any objection to venue in such courts and defense of inconvenient forum to the maintenance of such action or proceeding in such courts, in each case, to the fullest extent permitted by applicable law. Shareholders will not be deemed to have waived compliance with the U.S. federal securities laws and the rules and regulations thereunder as a result of the forum selection provisions in our LLC Agreement. Furthermore, the validity of our forum selection provision could be challenged and a court could rule that such provision is inapplicable or unenforceable. If a court were to find our forum selection provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions and we may not obtain the benefits of limiting jurisdiction to the courts selected.

Any person or entity purchasing or otherwise acquiring any interest in Shares of the Company will be deemed to have notice of and consented to the forum provisions in our LLC Agreement. Moreover, this choice of forum provision may limit a Shareholder’s ability to bring a claim in a judicial forum that the Shareholder finds favorable for disputes with the Company or any Series or any of the Company’s or any Series’ directors, officers, members, managers, other employees or shareholders or their affiliates, which may discourage lawsuits with respect to such claims.

Being a control person in a company may give rise to increased risk of liability for the Company and the Operating Manager, which could adversely affect a portion of our assets.

The Company has and will continue to have controlling interests in a number of its Infrastructure Assets. The fact that the Company or the Operating Manager exercises control or exerts influence (or merely has the ability to exercise control or exert influence) over a company may give rise to risks of liability (including under various theories of parental liability and piercing the corporate veil doctrines) for, among other things, personal injury and/or property or environmental damage claims arising from an accident or other unforeseen event, product defects, employee benefits (including pension and other fringe benefits), failure to supervise management, violation of laws and governmental regulations (including securities laws, anti-trust laws, employment laws, insurance laws, anti-bribery (and other anti-corruption laws)) and other types of liability for which the limited liability characteristic of business ownership and the Company itself (and the limited liability structures that may be utilized by the Company in connection with its ownership of Infrastructure Assets or otherwise) may be ignored or pierced, as if such limited liability characteristics or structures did not exist for purposes of the application of such laws, rules, regulations and court decisions. These risks of liability may arise pursuant to U.S. and non-U.S. laws, rules, regulations, court decisions or otherwise (including the laws, rules, regulations and court decisions that apply in jurisdictions in which Infrastructure Assets or their subsidiaries are organized, headquartered or conduct business). Such liabilities may also arise to the extent that any such laws, rules, regulations or court decisions are interpreted or applied in a manner that imposes liability on all persons that stand to economically benefit (directly or indirectly) from ownership of Infrastructure Assets, even if such persons do not exercise control or otherwise exert influence over such Infrastructure Assets (e.g., Shareholders). Lawmakers, regulators and plaintiffs have recently made (and may continue to make) claims along the lines of the foregoing, some of which have been successful. If these liabilities were to arise with respect to the Company or its Infrastructure Assets, the Company might suffer significant losses and incur significant liabilities and obligations. The having or exercise of control or influence over an Infrastructure Asset could expose the assets of the Company, its Shareholders, the Operating Manager and their respective affiliates to claims by such Infrastructure Asset, its security holders and its creditors and regulatory authorities or other bodies. While the Operating Manager seeks to manage the Company to minimize exposure to these risks, the possibility of successful claims cannot be precluded, nor can there be any assurance as to whether such laws, rules, regulations or court decisions will be expanded or otherwise applied in a manner that is adverse to Infrastructure Assets and the Company and its Shareholders. Moreover, it is possible that, when evaluating a potential asset, the Operating Manager may choose not to pursue or consummate the acquisition of such asset, if any of the foregoing risks may create liabilities or other obligations for any of the Company, the Operating Manager or any of their respective affiliates, infrastructure assets, partners or employees. See also “—We face risks regarding potential controlled group liability” and “—Risks Related to Acquiring Long-Term Control-Oriented Infrastructure Assets—Compliance with environmental laws and regulations may result in substantial costs to the Company” below.

We face risks regarding potential controlled group liability.

Under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), upon the termination of a tax-qualified single employer defined benefit pension plan, the sponsoring employer and all members of its “controlled group” will be jointly and severally liable for 100% of the plan’s unfunded benefit liabilities whether or not the controlled group members have ever maintained or participated in the plan. In addition, the U.S. Pension Benefit Guaranty Corporation (the “PBGC”) may assert a lien with respect to such liability against any member of the controlled group on up to 30% of the collective net worth of all members of the controlled group. Similarly, in the event a participating employer partially or completely withdraws from a multiemployer (union) defined benefit pension plan, any withdrawal liability incurred under ERISA will represent a joint and several liability of the withdrawing employer and each member of its controlled group. Under ERISA, a “controlled group” includes all “trades or businesses” under 80% or greater common ownership. This common ownership test is broadly applied to include both “parent-subsidiary groups” and “brother-sister groups” applying complex exclusion and constructive ownership rules. However, regardless of the percentage ownership that the Company holds in one or more of its Infrastructure Assets, the Company itself cannot be considered part of an ERISA controlled group unless the Company is considered to be a “trade or business.”

While there are a number of cases that have held that managing investments is not a “trade or business” for tax purposes, in 2007 the PBGC Appeals Board ruled that a fund vehicle (an example of an issuer that holds itself out as managing investments) was a “trade or business” for ERISA controlled group liability purposes and at least one Federal Circuit Court has similarly concluded that a fund vehicle could be a trade or business for these purposes based upon a number of factors, including the issuer’s level of involvement in the management of its investments and the nature of any management fee arrangements. It is unclear if a court or the PBGC were to apply a similar analysis to the Company or the Company’s Infrastructure Assets. If the Company were determined to be a trade or business for purposes of ERISA, it is possible, depending upon the structure of the Infrastructure Assets by the Company and/or its affiliates and other co-investors in an Infrastructure Asset and their respective ownership interests in the Infrastructure Asset, that any tax-qualified single employer defined benefit pension plan liabilities and/or multiemployer plan withdrawal liabilities incurred by the Infrastructure Asset could result in liability being incurred by the Company, with a resulting need for additional investments in the Company, the appropriation of Company assets to satisfy such pension liabilities and/or the imposition of a lien by the PBGC on certain Company assets. Moreover, regardless of whether or not the Company were determined to be a trade or business for purposes of ERISA, a court might hold that one of the Company’s Infrastructure Assets could become jointly and severally liable for another Infrastructure Asset’s unfunded pension liabilities pursuant to the ERISA “controlled group” rules, depending upon the relevant structures and ownership interests as noted above. See also “—Being a control person in a company may give rise to increased risk of liability for the Company and the Operating Manager, which could adversely affect a portion of our assets” above.

Our business may be affected by acquisitions and dispositions through partnerships, joint ventures and special purpose vehicles. Risks could include the possibility that the Company will not be able to implement investment decisions or exit strategies because of limitations on the Company’s control of the Infrastructure Asset or that its partner or co-venturer may experience economic difficulties or have divergent goals.

The Company may invest as a partner or a co-venturer with an unaffiliated third party, including as part of a Programmatic Acquisition. Joint Venture investments may, under certain circumstances, involve risks not otherwise present, including the possibility that the Company will not be able to implement acquisition decisions or exit strategies because of limitations on the Company’s control of the Infrastructure Asset and its general business discretion under the applicable agreements with a partner or co-venturer, or that a partner or co-venturer may become bankrupt, or may at any time have economic or business interests or goals that are inconsistent with those of the Company, may fail to fund its share of required capital contributions or otherwise default on its obligations, may make business decisions with which the Operating Manager does not agree or may block or delay necessary decisions. Such a partner or co-venturer does not have fiduciary duties to the Company and may also be in a position to take action contrary to the Company’s objectives, including forcing the sale of an Infrastructure Asset prior to the end of the Company’s optimal holding period. Such acquisitions may also have the potential risk of an impasse on decisions if neither partner nor co-venturer has full control over the partnership or Joint Venture. The Company will, however, seek to maintain sufficient rights with respect to such partnerships, Joint Ventures or Programmatic Acquisitions to permit the Company’s objectives to be achieved.

Disputes between the Company and a partner or co-venturer may result in litigation or arbitration that would increase the Company’s expenses and prevent the Company’s management and the Operating Manager from focusing their time and effort on the Company’s businesses and assets. Consequently, actions by, or disputes with, a partner or co-venturer might result in additional risks, including liability for the actions of a third-party partner or co-venturer and the inability to enforce fully, all rights one partner or co-venturer may have against the other. In the event of litigation, the Company could be found liable to its co-venturer or partner for a range of damages available under applicable law under theories arising in contract, tort or otherwise, including consequential damages well in excess of amounts originally at stake. Additionally, the Company and a co-venturer may provide joint guarantees or indemnities (or the Company may seek a back-to-back guarantee or indemnity from a co-venturer) in connection with a Joint Venture and, to the extent the co-venturer does not satisfy all or a portion of such obligations (or does not assume any such obligations), the Company may be required to satisfy the entirety of such obligation or such shortfall.

The Operating Manager may not have the opportunity to diligence the individual investments in which the Company participates pursuant to a Joint Venture and certain service contracts. Instead, the Operating Manager will need to depend on its arrangement with, and diligence of, the applicable sourcing or Joint Venture partner. The incentives of such a sourcing or Joint Venture partner, however, may not be aligned with those of the Company, and such a partner will not owe any fiduciary or other similar duties to the Company. Certain Joint Venture or sourcing arrangements may entail the Operating Manager’s binding commitment of a minimum amount to such an arrangement. In connection with a sourcing or Joint Venture arrangement, the Company may be obligated to bear retainers, closing, performance or other fees paid to sourcing, operating and Joint Venture partners, unless the Company is reimbursed for such fees. Sourcing, operating or Joint Venture partners may receive compensation calculated on investment performance, which may incentivize the making of higher risk investments, and may incur substantial expenses that are borne by the Company. In addition, the Company or an Infrastructure Asset may compensate sourcing, operating and/or Joint Venture partners for certain services, even where the Operating Manager has the capacity to provide and/or has historically provided the same services to the Company or other Apollo Clients without charge. In connection with certain investments, sourcing, operating and/or Joint Venture partners may receive origination fees, commitment fees, ticking fees and breakup fees, upfront fees, amendment fees, prepayment premiums and other types of third-party fees not shared with the Company. The Operating Manager may reduce or waive management fees with respect to sourcing, operating and/or Joint Venture partners in connection with any investment by such partners in the Company.

Our business may be affected by purchasing, holding or disposing of special purpose vehicles or subsidiaries.

The Company has and is expected to purchase or hold through one or more special purpose vehicles or other subsidiaries a group of assets (regardless of whether such assets are related, purchased from a single seller or neither) in a single issuer or a group of issuers. If the Company purchases or holds through a special purpose vehicle or other subsidiary a group of assets (regardless of whether such assets are related, purchased from a single seller or neither) in a single issuer or a group of issuers, the Board or the Operating Manager, pursuant to delegation by the Board, has the authority, in its discretion, to designate any such special purpose vehicle or subsidiary as an Infrastructure Asset at any time, including before or after the creation or utilization thereof, and the Operating Manager will, in its discretion, define which entity or entities constitutes the Infrastructure Asset. Any such special purpose vehicle or other subsidiary (and not, for the avoidance of doubt, any asset made or held through such entity) will, unless otherwise determined by the Operating Manager in its discretion, be treated as an “Infrastructure Asset” for all purposes under the LLC Agreement, including that any such entity will be authorized to freely reinvest proceeds in, substitute collateral for, provide one or more guarantees, letters of credit, equity commitment letters or similar credit support (including on a joint and several or cross-collateralized basis or otherwise as described herein or in the LLC Agreement) for, and otherwise engage in financial transactions with, any of the entities comprising the enterprise conducted through such special purpose vehicle or other subsidiary and otherwise optimize its portfolio. In connection therewith, any such special purpose vehicle or other subsidiary may utilize or reserve proceeds generated at the level of any such special purpose vehicle or other subsidiary for purposes of making additional acquisitions or paying or reserving for the payment of fees, costs, expenses and other obligations of such special purpose vehicle or other subsidiary without having any obligation to necessarily cause such proceeds to be distributed by such special purpose vehicle or other subsidiary to the Company (and, in turn, to the Shareholders), even if such special purpose vehicle or other subsidiary is an entity that is utilized to facilitate the making of acquisitions by the Company only, or the Company together with other Apollo Clients. No restriction, limitation or obligation set forth herein or in the LLC Agreement or any agreement to or with one or more Shareholders that is applicable to the Company will be deemed to apply at the level of a special purpose vehicle, subsidiary, Infrastructure Asset or issuer. As such, the Operating Manager is subject to conflicts of interest in determining whether an entity should be designated as an Infrastructure Asset.

The Operating Manager or an affiliate thereof could serve as the controlling person of a special purpose vehicle formed for the purpose of holding and subsequently liquidating assets of the Company. There can be no assurance that the Operating Manager will be able to sell or otherwise dispose of all or any portion of the assets held by any such special purpose vehicle in a timely manner, if at all, or at prices that reflect the value of such assets.

Acquisitions through offshore holding companies could be subject to registration.

The Company is permitted to acquire Infrastructure Assets operating in a particular country indirectly through holding companies organized outside of such country. Government regulation in such country could, however, restrict the ability of such Infrastructure Assets to pay interest or dividends or make other payments to a “foreign” holding company. Additionally, any transfer of funds from a “foreign” holding company to its operating subsidiary, either as a shareholder loan or as an increase in equity capital, could be subject to taxation or registration with or approval by government authorities in such country. Such restrictions could materially and adversely limit the ability of any “foreign” holding company in which the Company holds a position to grow or make acquisitions that could be beneficial to its businesses, pay dividends or otherwise fund and conduct its business.

Our business may be affected by offering Co-Investments or opportunities to provide debt financing to any person.

The Operating Manager may, from time to time, depending on the type of acquisition opportunity, in its discretion, offer Co-Investments to, reserve Co-Investments for or otherwise cause the Company to participate in Co-Investments with Co-Investors (including participants in side-by-side co-investment rights). The Operating Manager may or may not also, in its discretion, offer opportunities to provide debt financing to Infrastructure Assets to any person, but no such participation in the debt financing will be treated as a Co-Investment alongside the Company, unless otherwise determined by the Operating Manager, in its discretion. The Operating Manager may also structure a Co-Investment in a manner that does not involve forming a vehicle managed or advised by the Operating Manager or one of its affiliates, and any Shareholders so participating in such Co-Investment will not be Co-Investors for purposes of the LLC Agreement unless otherwise determined by the Operating Manager, in its discretion.

Apollo has the authority to allocate Co-Investments among Co-Investors in any manner it deems appropriate, taking into account those factors that it deems relevant under the circumstances, including: (i) the character or nature of the Co-Investment (e.g., its size, structure, geographic location, relevant industry, tax characteristics, timing and any contemplated minimum commitment threshold); (ii) the level of demand for participation in such Co-Investment; (iii) the ability of a prospective Co-Investor to analyze or consummate a potential Co-Investment on an expedited basis; (iv) certainty of funding and whether a prospective Co-Investor has the financial resources to provide the requisite capital; (v) the investing objectives and existing portfolio of the prospective Co-Investor; (vi) as noted above, whether a prospective Co-Investor meets any of the criteria described herein; (vii) the reporting, public relations, competitive, confidentiality or other issues that may also arise as a result of the Co-Investment; (viii) the legal or regulatory constraints to which the proposed acquisition is expected to give rise; (ix) the ability of the prospective Co-Investor to make commitments to invest in other Apollo Clients (including contemporaneously with the applicable Co-Investment); (x) Apollo’s own interests; (xi) whether the prospective Co-Investor can provide a strategic, sourcing or similar benefit to Apollo and/or its portfolio investments, the Company and/or its Infrastructure Assets or one or more of their respective affiliates due to industry expertise, regulatory expertise, end-user expertise or otherwise and (xii) the prospective Co-Investor’s existing or prospective relationship with Apollo, including, for example, the fact that certain insurance balance sheet investors are affiliates of Apollo as well as Apollo Clients. With respect to allocations influenced by Apollo’s own interests, there may be a variety of circumstances where Apollo will be incentivized to afford Co-Investments to one Co-Investor over another. Apollo expects that these factors will lead Apollo to favor some potential Co-Investors over others with respect to the frequency with which Apollo offers them Co-Investments. Apollo also expects to allocate certain Co-Investors a greater proportion of an investment opportunity than others as a result of these factors. In addition, depending on the fee structure of the Co-Investment, if any, Apollo could be economically incentivized to offer such Co-Investment to certain Co-Investors over others based on its economic arrangement with such Co-Investors in connection with the applicable Co-Investment or otherwise, including in connection with facilitating such Co-Investor (in its capacity as such with respect to the Company or any other Apollo Client) to express interest and participate as a shareholder of the Company, the terms of which will not be available for election through any “most favored nations process.”

Apollo could be contractually incentivized or obligated to offer certain Co-Investors a minimum amount of Co-Investments, or otherwise bear adverse economic consequences for failure to do so, which consequences may include, a loss of future economic rights, including performance fee or other incentive arrangements. Apollo also could agree, in an Apollo Client’s governing documents, that all or certain of the investors in such Apollo Client will be offered Co-Investments arising out of such Apollo Client’s investment activities on a priority basis before any other person is offered all or a portion of any such opportunity (however, such an agreement generally would be expected to be subordinate to Apollo’s ability to offer Co-Investments to other Apollo Clients or strategic Co-Investors). Further, from time to time, Apollo establishes Apollo Clients for the sole purposes of investing in co-investment opportunities that arise. No Shareholder (i) should have any expectation of receiving a Co-Investment or (ii) will be owed any duty or obligation in connection therewith. Moreover, given Apollo’s management of substantially all of the Athene Holding Ltd.’s (“Athene” and, together with its subsidiaries, the “Athene Group”) assets, and the treatment of the Athene Group and its related entities as Apollo Clients under applicable circumstances (notwithstanding the merger between Apollo and the Athene Group), Apollo is incentivized to allocate co-investment opportunities to the Athene Group, which could create the appearance or existence of a conflict of interest insofar as Apollo being viewed as allocating Co-Investment opportunities, including on a selective basis, to itself.

Apollo could allocate Co-Investments to prospective Co-Investors that ultimately decline to participate in the offered Co-Investment. In such instance, if another Co-Investor is not identified, the Company may be unable to consummate an acquisition, or may end up holding a larger portion of an asset than the Operating Manager had initially anticipated, in which case the Company may have insufficient capital to pursue other opportunities or may not achieve its intended asset diversification. If the Company has participated in a Co-Investment alongside any co-investment vehicle or other Apollo Client and the Company is subsequently called upon to make an additional investment in respect of such Co-investment, the Company may participate in such additional investment for a non-pro rata share up to the full amount of such additional investment.

Co-Investments involving the raising of passive investor capital will generally be made at substantially the same time as (or within a reasonable time before or after) the Company’s acquisition and on economic terms at the level substantially no more favorable to the applicable Co-Investors than those on which the Company acquires at the time of such Co-Investment (to the extent reasonably practicable, taking into account such facts and circumstances as are applicable with respect to such Co-Investment at the time of such Co-Investment and it being understood that legal, tax, regulatory or similar considerations or limitations may affect the form of such Co-Investments). Any such Co-Investment (other than a Co-Investment by another Apollo Client that was not formed for the purpose of co-investing in the applicable Co-Investment) generally will be sold or otherwise disposed of at substantially the same time (and, in the case of a partial disposition, in substantially the same proportion) as the Company’s disposition of its interest in such asset and on economic terms at the level substantially no more favorable to such Co-Investors than those on which the Company disposes of its interest in such asset at the time of such disposition (to the extent reasonably practicable, taking into account such facts and circumstances as are applicable with respect to such Co-Investment at the time of the disposition of such Co-Investment), unless, in either case, the Operating Manager determines in good faith that (i) other terms, proportions or timing are (a) advisable due to legal, tax, regulatory or similar considerations or limitations or (b) advisable in order to facilitate a transaction or (ii) such Co-Investment is or was intended, on or prior to the date of the consummation of the relevant asset, to be syndicated. The previous sentence will also not apply to any investments by (1) management or employees of the relevant Infrastructure Asset, (2) consultants or advisors with respect to such Infrastructure Asset, (3) preexisting investors or other persons that are not affiliates of the Operating Manager and are associated with such Infrastructure Asset, (4) any joint-venture partner, (5) any private fund or similar person or business sponsored, managed or advised by persons other than Apollo and (6) any person or entity whom the Operating Manager believes will be of benefit to the Company or one or more Infrastructure Assets or who may provide a strategic, sourcing, tax, structuring, regulatory or similar benefit to an Infrastructure Asset due to industry expertise, regulatory expertise, end-user expertise or otherwise (including private funds sponsored by persons other than Apollo).

Co-Investors in certain transactions could be offered the ability to participate in any leverage arrangements utilized by the Company, or in similar arrangements designed to approximate the leverage arrangements utilized by the Company; however, such opportunities will not always be available or practicable, the terms of any such arrangements utilized for Co-Investors may differ from those of the arrangements utilized for the Company and, even where available, Co-Investors will not be required to participate or to make the same election as one another in this regard. Any of the foregoing could result in the returns from such acquisition experienced by the Company, on the one hand, differing from the returns experienced by some or all of the Co-Investors, on the other hand, and no such transaction, arrangement or variation will be deemed to contravene the investment-level alignment principles contemplated by the applicable agreement or governing document. Further, the use of such leverage arrangements by the Company and not by a co-investment vehicle could present conflicts of interest for Apollo in terms of how it manages the underlying asset or in the event of a default or margin call in respect of the asset that is the subject of a margin loan.

With respect to broken deal expenses, the Operating Manager may, but is not required to, seek to cause Co-Investors to bear their respective pro rata portions of broken deal expenses; however, there can be no assurance that the Operating Manager will be successful in causing any such Co-Investors to bear their respective pro rata portions of such broken deal expenses. Any such fees, costs or expenses related to Co-Investments (irrespective of whether such Co-Investments are ultimately consummated) that are not borne by Co-Investors, will be considered Operating Expenses of, and be borne by, the Company. In practice, it is anticipated that the Company will be responsible for the payment of all broken deal expenses, including legal fees, due diligence expenses, travel and related expenses, reverse termination fees and other fees, costs and expenses.

With respect to a given proposed acquisition or proposed disposition considered by the Company and one or more other Apollo Clients, (i) to the extent not reimbursed by a third party, all third-party and internal expenses, including any liquidated damages, reverse termination fees or other similar payments, incurred by the Company in connection with such proposed acquisition, where such proposed acquisition is not ultimately made by the Company, or in connection with such proposed disposition, where such proposed disposition is not actually consummated by the Company and (ii) to the extent not reimbursed by a third party, all third-party and internal expenses incurred by any other Apollo Client in connection with such proposed acquisition, where such proposed acquisition is not ultimately made by the other Apollo Client but is made by the Company, or in connection with such proposed disposition, where such proposed disposition is not actually consummated by the other Apollo Client but is consummated by the Company, may be borne, in whole or in part (at the Operating Manager’s sole discretion) by the Company (and to the extent borne by the Company, will be allocated pro rata to all Shareholders). For purposes of this paragraph, the third-party and internal expenses referred to herein include, without limitation, commitment fees that become payable in connection with a proposed acquisition that is not ultimately made, refundable deposits, legal, tax, administrative, accounting, advisory and consulting fees and expenses, travel, accommodation, dining (including, e.g., late-night meals for Operating Manager employees working on a proposed acquisition or disposition), entertainment and related expenses, consulting and printing expenses, reverse termination fees and any liquidated damages, forfeited deposits or similar payments.

In connection with any Co-Investment, the Operating Manager or any of its affiliates will retain the portion of the Special Fees allocable or otherwise attributable to acquisition of assets by any such Co-Investors, whether or not such acquisitions are consummated; provided that if the Company is responsible for the payment of the portion of any breakup fees intended to be provided by a prospective Co-Investor with respect to a prospective acquisition that is not consummated, then the portion of any breakup fees received by the Operating Manager or any of its affiliates or any employees of any of the foregoing with respect to such unconsummated acquisition that is allocable to the share of such capital intended to be provided by such prospective Co-Investor (had such unconsummated acquisition been made), will instead be deemed to be allocable to the share of capital intended to be provided by the Company with respect to such unconsummated acquisition, and the portion of any such amounts that is allocable to the Management Fee-bearing Shareholders will offset the Management Fee payable by the Company in accordance with the terms of the LLC Agreement.

Apollo is under no obligation to provide Co-Investments and could offer a Co-Investment to one or more Co-Investors without offering such opportunity to other potential Co-Investors and will take into consideration, among other things, the size of a Shareholder’s subscription and a number of other factors in determining whether to provide such opportunities to such Shareholder. The Operating Manager will, in its discretion, determine if an acquisition by the Company alongside or with another person or entity in a given Infrastructure Asset or other issuer of securities constitutes a Co-Investment.

In those circumstances where such Co-Investors involve an Infrastructure Asset’s management group, such Co-Investors may receive compensation arrangements relating to the investment, including incentive compensation arrangements. Some of the Co-Investors with whom the Company may co-invest have preexisting investments with Apollo, and the terms of such preexisting investments may differ from the terms upon which such persons may invest with the Company in such investment.

The Company may acquire an interest in an asset through a sale or other disposition of a portion of another Apollo Client’s interest in such investment. In connection therewith, unless otherwise determined by the Operating Manager, the Company will pay to such Apollo Client a purchase price determined in accordance with Apollo’s policies and procedures and the governing documents of the applicable Apollo Clients.

In order to facilitate the acquisition of, or other investment in or extension of credit to, an Infrastructure Asset, the Company may make (or commit to make) an acquisition that exceeds the desired amount with a view to selling a portion of such asset to Co-Investors or other persons prior to or within the 12-month period after the closing of the acquisition or otherwise to one or more other Apollo Clients. In such event, the Company will bear the risk that the transaction will not be consummated, or that any or all of the excess portion of such asset may not be sold or may only be sold on unattractive terms and that, as a consequence, the Company may bear the entire portion of any break-up fee or other fees, costs and expenses related to such asset, including break-up fees and hold a larger than expected portion of such Infrastructure Asset or other asset or may realize lower than expected returns from such asset. The Operating Manager endeavors to address such risks by requiring such acquisitions to be in the best interests of the Company, regardless of whether any sell-down ultimately occurs. The Operating Manager or any of its affiliates will not be deemed to have violated any duty or other obligation to the Company or any of its Shareholders by engaging in such acquisition and sell-down activities.

Any references in this Annual Report on Form 10-K to “Co-Investment,” “Co-Investments,” “Co-Investors” and any similar terminology are intended to refer to acquisition opportunities that are allocated to the Company based on its strategy and objectives and with respect to which the Operating Manager or Apollo has, in each case, in its discretion, determined that it is appropriate to offer the opportunity to co-invest alongside the Company to one or more such Co-Investors. Any such references are not intended to refer to investments made by persons in debt or similar securities (including certain types of securities with equity-like attributes, such as preferred equity) that are issued by Infrastructure Assets, including debt or similar securities with respect to which AGS or any other Affiliated Service Provider that may act as a broker or dealer in reselling such debt or similar securities or otherwise assisting in structuring or facilitating the initial resales of such debt or similar securities under Rule 144A under the Securities Act or otherwise. By way of example only, no financial institution or other person that is investing in the corporate debt or similar securities issued by an Infrastructure Asset or otherwise providing any form of debt financing in connection with the Company’s acquisition of such Infrastructure Asset will be deemed a “co-investor” for purposes of the LLC Agreement, nor will any such investment by any such person in such corporate debt or similar securities be deemed a “co-investment” or “co-investments” for purposes of the LLC Agreement. Further, if the Company acquires (or commits to acquire) certain outstanding debt or similar securities of an Infrastructure Asset or acquires (or commits to acquire) debt or similar securities issued (or proposed to be issued) in connection with the Company’s acquisition of an Infrastructure Asset, the Company will not be deemed to be co-investing with any other holder of any such securities, no such person will be deemed a Co-Investor in respect of their acquisition of such securities and it is possible that none of the Operating Manager or Apollo will be under any obligation to offer the right to participate in the acquisition of such securities alongside the Company to any Co-Investor who is co-investing alongside the Company in the equity (or similar) securities of such Infrastructure Asset, unless, in each case, the Operating Manager determines otherwise, in its discretion. Moreover, AGS or any other Affiliated Service Provider’s offering, placement, arrangement, underwriting or other role with respect to the sale or resale of debt or other securities will not be subject to any of the Co-Investment allocation processes, procedures, considerations or restrictions (if any) that are contemplated the by LLC Agreement.

The commitment of Co-Investors to an Infrastructure Asset could be substantial and such acquisitions may involve risks not present in acquisitions where such Co-Investors are not involved. Any fees, costs or expenses related to Co-Investments will generally be borne, directly or indirectly (including by the Infrastructure Asset), by the Company, irrespective of whether such Co-Investments are ultimately consummated, and include, among other things, broken deal expenses, reverse break-up fees and any other expenses that a Co-Investor refuses to bear. All such amounts, including broken deal expenses that are not borne by Co-Investors, will be considered Operating Expenses of, and be borne by, the Company. Further, the Company may, in certain circumstances, be liable for the entire amount of such fees, costs and expenses, even if Co-Investors commit to participate in the relevant acquisitions at the same time as the Company. Further, it is possible that a Co-Investor may experience financial, legal or regulatory difficulties, may at any time have economic, tax or business interests or goals that are inconsistent with those of the Company, may take a different view from Apollo as to the appropriate strategy for an acquisition or may be in a position to take action contrary to the Company’s objectives. Additionally, the Company’s position could also be diluted or subordinated by subsequent investments of Co-Investors. Finally, the Company may in certain circumstances be liable for the actions or omissions of Co-Investors. See also “—Our business may be affected by offering Co-Investments or opportunities to provide debt financing to any person” above.

Apollo and its affiliates (which may include participation by Apollo professionals and employees and other Apollo Clients or entities and other advisors/relationships of Apollo) are permitted to invest in Infrastructure Assets outside of the Company, on terms no more favorable than the terms on which the Company participates in such asset to the extent reasonably practicable and subject to legal, tax, regulatory or similar considerations applicable to such persons. Such Co-Investments, if offered, will be in addition to any other Co-Investments offered to any other person.

In addition to one or more investment vehicles through which Apollo will offer certain qualified Apollo professionals and employees (and in certain cases, employees of portfolio investments of Apollo or Apollo Clients) the opportunity to invest in the Company, Apollo, including Apollo professionals and employees and other Apollo Clients or entities and other key advisors/relationships of Apollo, will be permitted to invest in portfolio investments outside of the Company (the “Apollo Co-Investment”).

Acquisitions with Syndication Entities or other third parties could subject us to a conflict of interest in determining the portion of such acquisition to be allocated to the Company.

In addition to the ability to syndicate the Company’s assets to Co-Investors as described herein, Apollo has established one or more investment vehicles (which, or the investors in which, include Apollo affiliates, Apollo Clients and third parties) that are dedicated syndication vehicles whose purpose includes committing to investments (in the form of equity or debt financing in either the same or different classes, series or tranches) including alongside the Company and/or other Apollo Clients, with a view toward syndicating all or a portion of certain of such investments to the Company, other Apollo Clients, Apollo professionals, employees or other professionals and their friends and family members (including their respective family offices), Apollo itself, co-investors and/or other third parties in certain circumstances (each a “Syndication Entity”). Syndication Entities are anticipated to be permitted to be offered the opportunity to participate in equity acquisition opportunities only after the Company has been allocated its share of the applicable opportunity (as determined pursuant to Apollo’s allocation policies and procedures) and any Shareholder co-investment syndication has been accounted for. In the case of equity acquisitions, it is anticipated that the presence of a Syndication Entity could be beneficial to the Company and the potential acquisition in certain circumstances, including, among other things: (i) where the Company has exhausted its available capital for the applicable transaction; (ii) a customary co-invest syndication is not available or practical under the circumstances or does not (or is not expected to) result in a successful syndication of the full amount required; (iii) an acquisition is larger than what the Company would otherwise be able to speak for; (iv) a Syndication Entity could help to reduce concentration risk through syndicating excess deal capacity (after giving effect to the portions of the acquisitions that are allocated to the Company or, under certain circumstances, offered to Co-Investors); or (v) timing, legal, regulatory, tax or similar constraints could be mitigated or nullified to the extent a Syndication Entity commits to the transaction alongside the Company. Consistent with Apollo’s prior practice and experience, it is anticipated that co-investment opportunities will continue to play an important role in the Company’s acquisition program and will often be available for relatively large acquisitions (it being understood that there can be no guarantee on the ultimate availability of Co-Investment opportunities), and it is Apollo’s belief that a Syndication Entity could contribute to the execution of this program by allowing the Company to source and execute relatively larger transactions. The presence of a Syndication Entity could broaden the universe of attractive acquisitions available to the Company by allowing the Company to speak for larger deals while maintaining both what Apollo believes to be appropriate asset construction within the Company and Apollo’s typical levels of co-investor participation (without increasing duplicative exposure for co-investors), and could enable the Company to avoid complex consortium dynamics and maintain control of assets, thereby allowing it to seek to drive operational improvement and outcomes and determine exit strategies in the manner Apollo believes to be most beneficial to the Company and the relevant Infrastructure Asset.

Such acquisitions will likely involve risks not present in acquisitions where a third party is not involved, including the possibility that a co-venturer or partner of the Company will at any time have economic or business interests or goals that are inconsistent with those of the Company, or may be in a position to take action contrary to the Company’s objectives. In addition, the Company could be liable for actions of its co-venturers or partners.

While it is not anticipated that a Syndication Entity will be entitled to be offered any acquisition opportunities in any particular strategy on a priority basis, Apollo could be subject to a conflict of interest in connection with its determination of the portion of such acquisition opportunity that is to be allocated to the Company or offered to Co-Investors. Further, Syndication Entities are anticipated to participate in the equity and debt of Infrastructure Assets, including where the Company participates (along with any Co-Investors) only in the equity of such Infrastructure Asset, in another level of the capital structure or in a non-pari passu manner vis-à-vis such Syndication Entities. No such participation will be included in the Apollo Co-Investment, nor will any such participation constitute a Co-Investment or be subject to the limitations thereon set forth in the LLC Agreement. To the extent any such arrangements are entered into, they could result in fewer co-investment opportunities being made available to the Shareholders.

In determining the allocation of such Co-Investments, Apollo considers a multitude of factors, including its own interest in the opportunity and any Apollo Co-Investment. Additionally, to the extent a deposit, commitment (financial or otherwise) or other contingency is required or otherwise viewed at the time as prudent for an acquisition or transaction process, the Company or another Apollo Client could make the deposit, provide the commitment or make such arrangements to support and be liable for the contingency on behalf of itself and other Apollo Clients. See also “—Our business may be affected by offering Co-Investments or opportunities to provide debt financing to any person” above.

In addition, Apollo or one or more Affiliated Service Providers are expected to receive fees (including from investors acquiring interests in the relevant investment through the applicable syndication and from Infrastructure Assets) in connection with a Syndication Entity’s participation in any acquisition. Any such fees, as well as the portion of any Special Fees allocable to a Syndication Entity’s participation in any acquisition alongside the Company, will be for the benefit of Apollo or the applicable Affiliated Service Provider, and will not be treated as Special Fees or offset Management Fees payable by the Company. Shareholders, including certain strategic partners and third-party investors, who ultimately participate in an acquisition syndicated through a Syndication Entity, may participate pursuant to more favorable rights or pre-negotiated terms, including with respect to discounts or rebates of performance-based compensation or management fees.

We face heightened risks due to the incentives and discretion of the Operating Manager and affiliates to allocate fees or performance based compensation to Co-Investors.

As described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Operating Manager, any Apollo Clients, any Apollo affiliates or any of their respective affiliates may (or may not) in their discretion, (i) charge or otherwise receive incentive allocation, management fees, performance fees, consulting fees, transaction fees and other fees and costs to any Co-Investors (including at lower rates than what is being charged to Shareholders of the Company) and may make an acquisition, or otherwise participate, in any vehicle formed to structure a Co-Investment and facilitate receipt of such performance fees, incentive allocation, management fees, consulting fees, transaction fees and other fees and costs or (ii) collect customary fees (including breakup fees) in connection with actual or contemplated acquisitions that are the subject of such Co-Investment arrangements. Any performance-based compensation (such as performance fees), management fees or other similar fees received from Co-Investors with respect to any Co-Investment may (or may not) differ from those charged to the Company. Furthermore, since the Operating Manager may receive performance-based compensation (such as performance fees), management fees or other similar fees under its agreement with such a Co-Investor, which may be more favorable than the fees paid by the Company, there may be an incentive for the Operating Manager to transfer interests in an Infrastructure Asset investment to a Co-Investor in greater amounts and on terms, including price, that are less favorable to the Company than they would otherwise be. Additionally, in those circumstances where the applicable Co-Investors include one or more members of an Infrastructure Asset’s management group, the Co-Investors who are members of such management group may receive compensation relating to the acquisition of such Infrastructure Asset, including incentive compensation arrangements. With respect to consummated Co-Investments, Co-Investors will typically bear their pro rata share of fees, costs and expenses related to the discovery, investigation, development, acquisition or consummation, ownership, maintenance, monitoring, hedging and disposition of their Co-Investments.

Certain clients of financial intermediaries who purchase Founder Shares or Anchor Shares may have a lower Management Fee and Performance Fee and others fees associated with them compared with other Investor Shares offered. Investors may not know whether their financial intermediaries will be eligible to acquire the Founder Shares or Anchor Shares.

F-S Shares and F-I Shares (each, as defined below) (collectively, the “Founder Shares”) are being offered to investors during the period the Private Offering commenced through December 31, 2024 (for accepted subscriptions effective prior to or as of January 2, 2025) (the “Initial Offer Period”), and thereafter only (a) in connection with the DRIP and (b) to clients of financial intermediaries designated as “Founder Intermediaries.” A-I Shares and A-II Shares (each, as defined below, and collectively, the “Anchor Shares”) are being offered only to clients of certain financial intermediaries designated by the Company or the Dealer Manager as “Anchor Intermediaries.”

Investors are subject to the same investment risks regardless of whether they become eligible to acquire the Anchor Shares and Founder Shares, which are structured to receive greater benefits as compared to the other Investor Shares. Lower or no upfront selling commissions, dealer manager fees or shareholder servicing fees will be paid with respect to the Anchor Shares or Founder Shares. Additionally, lower Management Fees and Performance Fee will be paid with respect to the Anchor Shares and Founder Shares compared with the other Investor Shares. As a result, the per Share amount of distributions on the Anchor Shares and Founder Shares could be higher compared to the other Investor Shares. To the extent lower Management Fees and Performance Fees will be paid with respect to the Anchor Shares and Founder Shares, the Management Fees or Performance Fees associated with the other Investor Shares will not be affected. The differences in fees between different types of Shares may result in the dilution of Investor Shares with higher fees rates compared to Share types with lower fees.

Investors’ ability to acquire Founder Shares after the Initial Offer Period, and Anchor Shares at any time, and receive the benefits associated with the Founder Shares and Anchor Shares, will depend on the eligibility of investors’ financial intermediaries through which they purchase the Founder Shares or Anchor Shares. For example, if an investor purchases Shares through a financial intermediary that does not meet the applicable eligibility criteria, then that investor will not qualify to purchase Founder Shares after the Initial Offer Period or Anchor Shares at any time, or to have their Shares exchanged for Anchor Shares without further action by the Shareholder. An investor may not know whether their financial intermediary will be eligible to acquire Founder Shares or Anchor Shares. Accordingly, investors should consult with their financial intermediary about the ability to acquire Founder Shares and Anchor Shares and determine if it is in the investor’s best interest to invest through a financial intermediary eligible to sell or recommend Founder Shares or Anchor Shares.

We may face risks associated with our use of certain computer and algorithmic research tools.

Research and creative tools that harness generative artificial intelligence (collectively, “Computer and Algorithmic Research Tools”), as well as other machine learning techniques, will continue to become more accessible to Apollo, to the Company and to the Company’s Infrastructure Assets. Prospective investors should anticipate that Apollo will utilize Computer and Algorithmic Research Tools in connection with its business activities, including acquisition activities. The use of Computer and Algorithmic Research Tools brings with it known, anticipated, and as-yet-unknown risks and conflicts, including the risk that Apollo’s compliance and operational policies and procedures will not anticipate every potential issue and conflict, and that Apollo’s surveillance and control systems might not be sufficient to identify every instance of non-compliance. Among other things, this means that Apollo’s policies and procedures relating to Computer and Algorithmic Research Tools will continue to evolve rapidly, and without notice to investors. As is the case with all third-party services and products, Apollo will exercise appropriate levels of review and testing before deployment, but the relative novelty of Computer and Algorithmic Research Tools likely will result in more incorrect or unclear inputs into Apollo’s acquisition and operations process. This could lead to an increase in interpretative issues, errors of judgement and systems errors, notwithstanding the benefits that deploying new services and products is expected to create. Where appropriate, Apollo will work with providers and vendors to improve or fix licensed services and products, but that will not always be the case. To the extent that Apollo develops proprietary Computer and Algorithmic Research Tools, similar risks will exist.

Apollo’s use of Computer and Algorithmic Research Tools are subject to its policies and procedures on cybersecurity, privacy, confidentiality. However, the effectiveness of those policies when using Computer and Algorithmic Research Tools is dependent on the licensor adhering to its contractual commitments and to applicable law, as well as the effectiveness of the licensor’s (and Apollo’s) cybersecurity, systems and other structural safeguards being effective in design and operation. To the extent that there is breach or failure in any of these safeguards, investors could be harmed by the theft, misappropriation or release of their confidential information, or by an impairment in the value of the Company’s assets directly or indirectly caused by such breach or failure.

Independent of its context of use, certain varieties of Computer and Algorithmic Research Tools are generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that Computer and Algorithmic Research Tools utilize to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error – potentially materially so – and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of Computer and Algorithmic Research Tools. Such models also are subject to inherent bias (owing to the structure of its initial programming) as well as acquired biases (reflecting the data upon which it was trained). To the extent that Apollo, the Company’s or the Company’s Infrastructure Assets are exposed to the risks of using Computer and Algorithmic Research Tools, any such inaccuracies or errors could have adverse impacts on Apollo, the Company or the Company’s Infrastructure Assets.

Risks Related to the Company’s Infrastructure Assets and Owning and Managing Infrastructure Assets Generally

We face heightened risks relating to owning and managing Infrastructure Assets.

All investments involve risks, including the risk that the entire amount invested may be lost. No guarantee or representation is made that the Company’s objectives will be achieved. The Company is subject to the risks involved with owning and managing infrastructure-related assets. See “—Risks Related to the Company’s Infrastructure Assets and Owning and Managing Infrastructure Assets Generally.” In addition, the Company may utilize various techniques, such as leverage and derivatives (including swaps), which can in certain circumstances increase the adverse impact to which the Company’s assets may be subject. See “—The availability of capital is generally a function of capital market conditions that are beyond the control of the Company or any Infrastructure Asset and this may increase the exposure of such Infrastructure Asset to adverse economic factors or unfavorable financing terms, which may subject the Company to risks or adversely affect our business” below. In the event of the insolvency of the issuer of securities directly or indirectly owned by the Company, or a related event such as a bail-in under which creditors of the issuer (including bondholders) are required to accept a write-off of amounts owed, some or all of the amount invested is likely to be lost.

Our acquisitions and assets are affected by the general economy and recent events, including market volatility, inflation and public health crises such as COVID-19.

Various sectors of the global financial markets previously have experienced and could in the future experience adverse conditions. Further, recent volatility in the global financial markets and political systems of certain countries may have adverse spill-over effects into the global financial markets generally and U.S. markets in particular. The infrastructure industry generally, and the Company’s activities in particular, are affected by general economic and market conditions and activity, such as interest rates, availability and spreads of credit, a lack of price transparency (see also “—The availability of capital is generally a function of capital market conditions that are beyond the control of the Company or any Infrastructure Asset and this may increase the exposure of such Infrastructure Asset to adverse economic factors or unfavorable financing terms, which may subject the Company to risks or adversely affect our business” below), credit defaults, inflation rates, economic uncertainty, changes in tax, currency control and other applicable laws and regulations, trade barriers, technological developments and national and international political, environmental and socioeconomic circumstances. Market disruptions in a single country could cause a worsening of conditions on a regional and even global level. A worsening of general economic and market conditions would likely affect the level and volatility of securities prices and the liquidity of the Company’s assets, which could impair the Company’s profitability, result in losses and impact the Shareholders’ investment returns. A depression, recession or slowdown in the global economy or one or more regional markets (or any particular segment thereof) or a weakening of credit markets (including a perceived increase in counterparty default risk) would have a pronounced impact on Apollo, the Company and the Infrastructure Assets (which would likely be exacerbated by the presence of leverage in a particular Infrastructure Asset’s capital structure) and could adversely affect their profitability and ability to execute on their business plans, satisfy existing obligations, make and realize investments successfully, finance or refinance credit or draw on existing financings. The market price of any publicly traded securities held by the Company will separately be impacted by these conditions, including in a manner that does not reflect the direct impact on the relevant Infrastructure Assets. The Company’s financial condition also could be adversely affected by a significant general economic downturn, and the Company could be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on the Company’s business and operations. The long-term impact of these events is uncertain, but could continue to have a material effect on general economic conditions, consumer and business confidence and market liquidity.

Other factors that could negatively affect the Company’s business, potentially materially, include travel-related health events, such as COVID-19 (as discussed further below), Ebola, H1N1, MERS-CoV SARs, avian flu or similar outbreaks, which may have global impacts. The outbreak of the 2019 Novel Coronavirus (“COVID-19”) across nearly all countries adversely impacted and may in the future continue to impact global commercial activity and contributed to significant volatility in financial markets. As cases of the virus continued to be identified, many countries instituted quarantines, restrictions on travel, bans and/or limitations on public events and public gatherings, closures of a variety of venues (e.g., restaurants, concert halls, museums, theaters, schools and stadiums, non-essential stores, malls and other entertainment facilities and commercial buildings) or shelter-in-place orders. Businesses also implemented protective measures, such as work-from-home arrangements, partial or full shutdowns of operations, furlough or termination of employees and cancellation of customer, employee or industry events. Such measures, including the unknown duration thereof in many instances, as well as the general uncertainty surrounding the dangers and impact of COVID-19, created and, along with other public health crises may continue to create disruption in global supply chains, and adversely impacted a number of industries, such as transportation, retail, hospitality and entertainment.

COVID-19 presented, and along with other health crises could continue to present, material uncertainty and risk with respect to Apollo Clients’ performance and financial results. There is substantial uncertainty of the potential effect of public health crises, such as COVID-19, on the Company and any Infrastructure Assets, which could have a material adverse effect on the Company’s assets (specifically, overall delay of the Company’s acquisition process, timelines and opportunities) and on the business, financial condition and results of operations of Infrastructure Assets, particularly those Infrastructure Assets that were already highly leveraged or distressed prior to potential economic downturns associated with these health crises, and their ability to make principal and interest payments on, or refinance, outstanding debt when due. Failure to meet any such financial obligations could result in the Company and its Infrastructure Assets being subject to margin calls or being required to repay indebtedness or other financial obligations immediately in whole or in part, together with any attendant costs, and the Company and its Infrastructure Assets could be forced to sell some of its assets to fund such costs. In the event of any such consequences, the Company could lose both invested capital in and anticipated profits from the affected Infrastructure Asset. No previous success by the Operating Manager or its affiliates in dislocated markets is any guarantee of the Company’s success in respect of investing and managing any Infrastructure Asset during and after public health crises such as the COVID-19 pandemic.

While the Operating Manager expects that the current environment will yield attractive investment opportunities for the Company, the acquisitions made by the Company are expected to be sensitive to the performance of the overall economy. General fluctuations in the market prices of securities and interest rates may affect the value of Infrastructure Assets or increase the risks associated with an investment in the Company. There can be no assurances that conditions in the global financial markets will not change to the detriment of the Company’s assets and strategy. A continuation of recent negative impacts on economic fundamentals and consumer and business confidence would likely further increase market volatility and reduce liquidity, both of which could adversely affect the access to capital, ability to utilize leverage or overall performance of the Company or one or more of its Infrastructure Assets and these or similar events may affect the ability of the Company to execute its strategy.

Inflation levels in Western economies have been and are expected to remain elevated relative to historic levels in the coming quarters and there continue to be significant concerns that such high inflation may be sustained or possibly lead to stagflation. Inflation and rapid fluctuations in inflation rates have had in the past, and may in the future have, negative effects on economies and financial markets. For example, wages and prices of goods increase during periods of inflation, which can negatively impact returns on investments. In an attempt to stabilize inflation, countries may impose wage and price controls or otherwise intervene in the economy. Governmental efforts to curb inflation may have negative effects on economic activity. There can be no assurance that inflation will not have an adverse effect on an Infrastructure Asset’s or the Company’s performance.

Financial instruments which the Company will acquire may be impacted by the high volatility of the market which may be beyond the control of the Company and could adversely impact the Company’s ability to generate attractive returns.

The prices of financial instruments which the Company will acquire can be highly volatile. The prices of instruments that the Company acquires are influenced by numerous factors, including interest rates, currency rates, default rates, governmental policies and political and economic events (both domestic and global). Moreover, political or economic crises, or other events, can occur that could be highly disruptive to the markets in which the Company will acquire instruments. In addition, governments from time to time intervene (directly and by regulation), which intervention could adversely affect the performance of the Company and its business activities. The risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid, making it difficult or impossible to close out positions against which the markets are moving. The Company is also subject to the risk of a temporary or permanent failure of the exchanges and other markets on which its assets may trade. Sustained market turmoil and periods of heightened market volatility make it more difficult to produce positive trading results, and there can be no assurance that the Company’s strategies will be successful in such markets or that historically low-risk strategies will not perform with unprecedented volatility and risk.

The Company and its Infrastructure Assets regularly seek to acquire new debt and refinance existing debt, including in the liquid debt markets, and significant declines in pricing of debt securities or other financial instruments or increases in interest rates, or other disruptions in the credit markets, would make it difficult to carry on normal financing activities, such as obtaining committed debt financing for acquisitions, bridge financings or permanent financings. Tightening of loan underwriting standards, which often occurs during market disruptions, can have a negative impact, including through reduction of permitted leverage levels and increased requirements for borrower quality. The Company’s ability to generate attractive investment returns will be adversely affected by any worsening of financing terms and availability.

Our Infrastructure Assets may also be impacted by interest rate fluctuations which may be beyond the control of the Company.

General fluctuations in the market prices of securities and interest rates may affect the value of the assets held by the Company. Volatility and instability in the securities markets may also increase the risks inherent in the Company’s assets. The ability of companies, businesses or Infrastructure Assets in which the Company may acquire to refinance debt securities and/or other financial instruments may depend on their ability to sell new securities and/or debt instruments in the high-yield debt or bank financing markets, which may be difficult to access at favorable rates. Interest rate changes may affect the value of a debt instrument indirectly (especially in the case of fixed-rate securities) and directly (especially in the case of instruments whose rates are adjustable). In general, rising interest rates will negatively impact the price of a fixed rate debt instrument and falling interest rates will have a positive effect on price. Adjustable rate instruments also react to interest rate changes in a similar manner although generally to a lesser degree (depending, however, on the characteristics of the reset terms, including the index chosen, frequency of reset and reset caps or floors, among other factors). Interest rate sensitivity is generally more pronounced and less predictable in instruments with uncertain payment or prepayment schedules. The Company may experience increased interest rate risk to the extent it acquires, if at all, lower-rated instruments, debt instruments with longer maturities, debt instruments paying no interest (such as zero coupon debt instruments) or debt instruments paying non-cash interest in the form of other debt instruments.

The success of the Company depends on our ability to navigate the acquisitions and competition of the market. It is possible that competition for appropriate acquisition opportunities may increase, thus reducing the number of opportunities available to the Company and adversely affecting the terms, including pricing, upon which Infrastructure Assets can be acquired.

There is currently, and will continue to be, competition for acquisition opportunities by vehicles, with objectives and strategies similar to the Company’s objectives and strategies, as well as by private equity funds, business development companies, strategic investors, hedge funds and others. See “—Due to conflicts between Apollo or its affiliates and the Company regarding allocation of acquisition opportunities, there is no guarantee that the Company will participate in specific Apollo opportunities, which may harm the Company’s performance” below. Some of these competitors may have more relevant experience, greater financial, technical, marketing and other resources, more personnel, higher risk tolerances, different risk assessments, lower return thresholds, lower cost of capital, access to funding sources unavailable to the Company and a greater ability to achieve synergistic cost savings in respect of an investment other than the Company, the Operating Manager, Apollo and each of their respective affiliates. It is possible that competition for appropriate acquisition opportunities may increase, thus reducing the number of opportunities available to the Company and adversely affecting the terms, including pricing, upon which acquisition of Infrastructure Assets can be made. Such competition is particularly acute with respect to participation by the Company in auction proceedings. To the extent that the Company encounters competition for acquisitions, returns to Shareholders may decrease, including as a result of significant fees and expenses identifying, investigating and attempting to acquire potential assets that the Company does not ultimately acquire, including fees and expenses relating to due diligence, travel and related expenses.

Based on the foregoing, there can be no assurance that the Company will be able to identify or consummate acquisitions that satisfy the Company’s rate of return objectives or realize upon their values, or that the Company will be able to invest fully its committed capital. The success of the Company will depend on the Operating Manager’s ability to identify suitable acquisitions, to negotiate and arrange the closing of appropriate transactions and to arrange the timely disposition of infrastructure assets.

Due to conflicts between Apollo or its affiliates and the Company regarding allocation of acquisition opportunities, there is no guarantee that the Company will participate in specific Apollo opportunities, which may harm the Company’s performance.

Apollo provides investment management services to other Apollo Clients, and Apollo and/or such Apollo Clients will have one or more strategies that overlap or conflict with those of the Company, including with respect to infrastructure, impact, climate, sustainability and other strategies. The employment by Apollo of conflicting strategies for other Apollo Clients could adversely affect the prices and availability of the securities and other assets which the Company acquires.

As a general matter, the Company is permitted to participate in acquisition opportunities alongside other Apollo Clients and in certain instances alongside Apollo affiliates (such as Syndication Entities), subject to and in accordance with Apollo’s allocation policies and procedures, in effect from time to time. If participation in specific acquisition opportunities is appropriate for both the Company and one or more other Apollo Clients (or Apollo itself), participation in such opportunities will be allocated pursuant to Apollo’s allocation policies and procedures. There can be no assurance, however, that the application of such policies will result in the allocation of a specific opportunity to the Company or that the Company will participate in all opportunities falling within its objective. Such considerations can result in allocations of certain opportunities among the Company and other Apollo Clients on other than a pari passu basis and, in some cases, to a newly formed Apollo Client established for a particular acquisition. In the past, the application of such policies has resulted in the allocation by Apollo of certain investment opportunities relating to the alternative investment management business to (i) Apollo rather than to Apollo Clients or (ii) a newly formed Apollo Client created for a particular acquisition opportunity, and Apollo expects to allocate such opportunities in a similar manner in the future. As Apollo continues to seek additional sourcing channels for acquisition opportunities for the Company and other Apollo Clients, as well as Apollo, it is also anticipated that there will be opportunities for acquisitions in various companies or businesses, including among others financial services companies and investment advisory/management businesses, that would be allocated to Apollo (and not Apollo Clients, including the Company) as part of developing investment sourcing opportunities for the platform, including as part of such underlying investment, a commitment to fund or otherwise contemporaneously participate in such sourcing opportunities by Apollo Clients, including the Company (such investments, “Platform Investments”). Any fees, costs and expenses arising from or in connection with the discovery, evaluation, investigation, development and consummation of potential Platform Investments or joint ventures (including joint ventures formed in connection with Platform Investments) will be considered Operating Expenses and will be borne by the Company in accordance with Apollo’s expense allocation procedures. In addition, for any such Platform Investments or joint ventures, to the extent the Company participates in one or more acquisition opportunities sourced by such platform (irrespective of whether any such investment is consummated), any fees earned by Apollo in respect of such Platform Investment or joint venture, including management fees or other incentive compensation arrangements, will not constitute Special Fees and will not be applied to reduce Management Fees; instead such payments will be treated as Other Fees. None of the Shareholders will have an interest in investments made by such other Apollo Clients solely by reason of their investment in the Company. See “—Risks Related to Regulatory Matters—Some of our assets may be treated as ”securitizations“ under the EU/U.K. Risk Retention Rules” below.

“Other Fees” means (i) fees, costs and expenses that comprise or constitute Organizational and Offering Expenses or Operating Expenses (each, as defined below); (ii) salary, fees, expenses or other compensation of any nature paid by an Infrastructure Asset to any individual (or to the Operating Manager or any of its affiliates with respect to such individual) who acts as an officer of, or in an active management role at, such Infrastructure Asset (including industry executives, advisors, consultants (including operating consultants and sourcing consultants)), operating executives, subject matter experts or other persons acting in a similar capacity engaged or employed by Apollo; and (iii) among others.

To the extent that the participation of the Company or any Shareholder in the Company in an acquisition opportunity that is otherwise suitable for the Company and other Apollo Clients would cause the acquisition to become subject to requirements and restrictions of a law, rule or regulation that could have an adverse impact on any participating Shareholder in such opportunity, Apollo may determine to modify some or all of the terms of such opportunity or to exclude the Company or any such Shareholder in the Company from participating in such opportunity.

Due to the Company or its affiliates entering into exclusivity arrangements, we face the risk of having to turn down opportunities we might otherwise be interested in.

It is possible that, from time to time, the Company, Apollo, other Apollo Clients or any of their respective affiliates or Infrastructure Assets, could enter into exclusivity, non-competition or other arrangements with one or more joint venture partners, operating partners or other third parties with respect to potential acquisitions in a particular geographic region or with respect to a specific industry or asset type pursuant to which the Company or Apollo or any of their respective affiliates, could agree, among other things, not to make acquisitions in such region or with respect to such industry or asset type outside of its arrangement with such person. Similar issues could arise in connection with the disposition of an asset. Accordingly, there could be circumstances in which Apollo or an Apollo Client could source a potential acquisition opportunity or be presented with an opportunity by a third party, and, as a result of such arrangements with such person, the Company or its Infrastructure Assets could be precluded from pursuing such acquisition opportunity.

Such acquisitions will involve risks in connection with such third-party involvement, including the possibility that a third party could have financial difficulties resulting in a negative impact on such acquisitions. Furthermore, a third-party co-investor, operating partner or joint venture partner advisor might have economic or business interests or goals that are inconsistent with those of the Company or could be in a position to take (or block) action in a manner contrary to the objectives of the Company. The Company might also in certain circumstances be liable for the actions of such third parties. While the Company can seek to obtain indemnities to mitigate such risk, such efforts might not be successful. In addition, acquiring alongside a third party may require that the Company participate through tax structures that are different than, and in some circumstances may be less advantageous for Shareholders of the Company than, if the acquisition was made exclusively by the Company (or the Company and other Apollo Clients). Acquisitions made with such third parties in joint ventures or other entities could involve arrangements whereby the Company would bear a disproportionate share of the expenses of the joint venture and/or portfolio entity, as the case may be, including any overhead expenses, management fees or other fees payable to the joint venture partner (or the management team of the joint venture portfolio entity), employee compensation, diligence expenses or other related expenses in connection with backing the joint venture or the build out of the joint venture portfolio entity. Such expenses can be borne directly by the Company as Operating Expenses or indirectly as the Company bears the start-up and ongoing expenses of the newly formed joint venture portfolio entity.

The compensation paid to joint venture and operating partners, if any, could be comprised of various types of arrangements, including one or more of the following: (i) management or other fees, including, for example, origination fees and development fees payable to the joint venture partner (or the management team of the joint venture portfolio entity); (ii) performance fee distributions and/or other profit sharing arrangements payable to the joint venture partner (or the management team of the joint venture portfolio entity), including profits realized in connection with the disposition of a single asset, the whole joint venture portfolio entity or some combination thereof; and (iii) other types of fees, bonuses and compensation not otherwise specified above. None of the compensation or expenses described above, if any, will be offset against any Management Fees or Performance Fee distributions payable to the Operating Manager or Apollo in respect of the Company. In addition, joint venture and operating partners (and/or their officers, directors, employees or other associated persons), if any, could be permitted to invest in the Company, other Apollo Clients or specific transactions (including Infrastructure Assets) on a no-fee/no-carry basis. Members of the management team for a joint venture portfolio entity could include consultants and/or former Apollo employees.

In the event that the Company has a non-controlling interest in any such acquisition, there can be no assurance that minority rights will be available to it or that such rights will provide sufficient protection of the Company’s interests. The Company’s business strategies in certain assets could, but are not expected to, depend on its ability to enter into satisfactory relationships with joint venture or operating partners. There can be no assurance that Apollo’s future relationship with any such partner or operator would continue (whether on currently applicable terms or otherwise) with respect to the Company or that any relationship with other such persons would be able to be established in the future as desired with respect to any sector or geographic market and on terms favorable to the Company.

Some Infrastructure Asset acquisitions occur on an expedited basis which may result in limited financial information being available, and limited time to conduct analysis.

Investment analyses and decisions by the Operating Manager will often be undertaken on an expedited basis in order for the Company to take advantage of acquisition opportunities. In such cases, the information available to the Operating Manager at the time of an acquisition decision may be limited, and the Operating Manager may not have access to the detailed information necessary for a full evaluation of the opportunity. In addition, the financial information available to the Operating Manager may not be accurate or provided based upon accepted accounting methods. The Operating Manager will rely upon consultants or advisors in connection with the evaluation of proposed acquisitions. There can be no assurance that these consultants or advisors will accurately evaluate such acquisitions. See “—Risks Related to our Company and an Investment in our Shares—Many services related to acquiring, owning and operating our Infrastructure Assets, including conducting due diligence before an acquisition, rely on third parties which creates risks, including a lack of control of the process and a lack of alignment with our goals” above.

We face increased risk in acquiring portfolios of Infrastructure Assets, because we may be required to bid on Infrastructure Assets in a very short time frame and as a result may not be able to perform normal due diligence on such acquisitions. Additionally, the uncertainty of financial projections could have a material adverse impact on the ability of an Infrastructure Asset to realize projected values.

The Company may seek to purchase entire portfolios or substantial portions of portfolios from market participants in need of liquidity or suffering from adverse valuations. The Operating Manager may designate, in its discretion, whether any acquisition by the Company of multiple securities of one or more issuers or a series or pool of securities, instruments, interests, obligations or assets (whether in a single acquisition or series of related acquisitions) will constitute a single asset or several assets of the Company (including for purposes of the Company’s diversification limits and distribution waterfall). The Company may be required to bid on such portfolios in a very short time frame and may not be able to perform normal due diligence on the portfolio. Such a portfolio may contain instruments or complex arrangements of multiple instruments that are difficult to understand or evaluate. Such a portfolio may suffer further deterioration after purchase by the Company before it is possible to ameliorate such risk. As a consequence, there is substantial risk that the Operating Manager will not be able to adequately evaluate particular risks or that market movements or other adverse developments will cause the Company to incur substantial losses on such transactions.

While bidding on and operating Infrastructure Assets, the Operating Manager will generally design and, after an acquisition, establish the capital structure of Infrastructure Assets on the basis of financial projections for such Infrastructure Assets. Projections are forward-looking statements and are based upon certain assumptions. Projected operating results will normally be based primarily on management judgments. In all cases, projections are only estimates of future results that are based upon assumptions that the Operating Manager believes are reasonable at the time that the projections are developed. Projections are subject to a wide range of risks and uncertainties, however, and there can be no assurance that the actual results may not differ materially from those expressed or implied by such projections. Moreover, the inaccuracy of certain assumptions, the failure to satisfy certain financial requirements and the occurrence of other unforeseen events could impair the ability of an Infrastructure Asset to realize projected values. General economic conditions, which are not predictable, can also have a material adverse impact on the reliability of such projections.

Our business may be affected by using hedging strategies which are intended to reduce certain risks but may not achieve all anticipated benefits and may entail certain other risks such as the risk that counterparties to such transactions default on their obligations and the risk that the prices and/or cash flows being hedged behave differently than expected.

In connection with certain acquisitions, the Company and/or its Infrastructure Assets expect to employ hedging strategies (whether by means of derivatives or otherwise and whether in support of financing techniques or otherwise) that are designed to reduce the risks to the Company and/or such Infrastructure Assets of fluctuations in interest rates, securities, commodities and other asset prices and currency exchange rates, as well as other identifiable risks. While the transactions implementing such hedging strategies are intended to reduce certain risks, such transactions themselves entail certain other risks, such as the risk that counterparties to such transactions default on their obligations and the risk that the prices and/or cash flows being hedged behave differently than expected. Thus, while the Company and/or its Infrastructure Assets may benefit from the use of these hedging strategies, unanticipated changes in interest rates, securities, commodities and other asset prices or currency exchange rates or other events related to hedging activities may result in a poorer overall performance for the Company and/or its Infrastructure Assets than if it or its Infrastructure Assets had not implemented such hedging strategies.

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

The Company and/or its Infrastructure Assets may engage in a variety of over-the-counter and other derivative transactions as part of their hedging or other strategies, which may subject the Company to increased risk or adversely affect the Company’s business. The Company could buy or sell options which involves the risk of losing the value of or incurring liability relating to those options.

The Company and/or its Infrastructure Assets may engage in a variety of over-the-counter (“OTC”) and other derivative transactions as part of their hedging or acquisition strategies, including total return swaps on individual or baskets of assets, interest rate swaps, credit default swaps, repurchase agreements, forward contracts, purchases and sales of commodity futures, put and call options, floors, collars or other similar arrangements and derivative transactions. Both the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and EU Regulation No 648/2012 on over-the-counter derivatives, central counterparties and trade repositories (also known as “EMIR”) set forth a comprehensive regulatory framework applicable to OTC swaps and other derivatives.

The Dodd-Frank Act and regulations promulgated thereunder and EMIR currently require the clearing of certain derivatives by relevant entities other than certain specified “commercial end users” in relation to the Dodd-Frank Act and “non-financial counterparties below the clearing threshold” in relation to EMIR. Additional products may be required to be cleared in the future. Clearinghouse collateral requirements may differ from and be greater than the collateral terms negotiated with derivatives counterparties in the OTC market. This may increase the cost incurred by the Company and/or its Infrastructure Assets, as applicable, in entering into these products and impact the ability of the Company and/or its Infrastructure Assets, as applicable, to pursue certain strategies. For derivatives that are cleared through a clearinghouse, the Company and or its Infrastructure Assets, as applicable, will face the clearinghouse as legal counterparty and will be subject to clearinghouse performance and credit risk. It is anticipated that some Infrastructure Assets will be eligible to rely on the “end user exception” from the clearing requirements described above.

The markets with respect to non-cleared OTC derivatives are “principals’ markets,” in which performance with respect to a swap contract is the responsibility only of the counterparty to the contract, and not of any exchange or clearinghouse. As a result, the Company and/or its Infrastructure Assets, as applicable, will be subject to counterparty risk relating to the inability or refusal of a counterparty to perform such uncleared derivatives contracts. If a counterparty’s creditworthiness declines, the value of OTC derivatives contracts with such counterparty can be expected to decline, potentially resulting in significant losses to the Company or its Infrastructure Assets. If a default, an event of default, termination event or other similar condition or event were to occur with respect to the Company or an Infrastructure Asset under any OTC derivative instruments, the relevant counterparty may be able to terminate all transactions with the Company or such Infrastructure Asset, as applicable, potentially resulting in significant losses to the Company or such Infrastructure Asset, as the case may be.

Suitable derivative instruments may not continue to be available at a reasonable cost. Participants in the OTC derivative markets are generally not required to make continuous markets in the instruments which they trade. Participants could also refuse to quote prices for OTC derivatives contracts or could quote prices with an unusually wide spread. Disruptions can also occur in any market in which the Company or any of its Infrastructure Assets trade due to unusually high trading volume, political intervention or other factors. A reduction or absence of price transparency or liquidity could increase the margin requirements, if any, under the relevant transactions and may result in significant losses or loss of liquidity to the Company and/or its Infrastructure Assets, as applicable. There is no limitation on daily price movements on these instruments. The imposition of controls by governmental authorities might also limit such trading to less than that which the Operating Manager would otherwise recommend, to the possible detriment of the Company. Market illiquidity or disruption could result in significant losses to the Company.

Derivative instruments may also embed varying degrees of leverage. Accordingly, the leverage offered by trading in derivative instruments may magnify the gains and losses experienced by the Company or an Infrastructure Asset. Thus, like other leveraged investments, a derivatives trade may result in losses in excess of the amount invested. Any increase in the amount of leverage applied will increase the risk of loss due to the amount of additional leverage applied. Also, certain derivative instruments, such as swap agreements, shift the investment exposure from one type of asset to another. Depending on how they are used, such agreements may increase or decrease the overall volatility of the Company or an Infrastructure Asset. A significant factor in the performance of many derivatives is the change in the specific factors that determine the amounts of payments due to and from the Company or an Infrastructure Asset, as the case may be, pursuant to such derivative instrument. If a derivative instrument calls for payments by the Company or an Infrastructure Asset, the Company or such Infrastructure Asset must be prepared to make such payments when due.

The Company or its Infrastructure Assets may buy or sell (write) both call options and put options (either exchange-traded or OTC in principal-to-principal transactions), and when either writes options it may do so on a “covered” or an “uncovered” basis. The Company’s options transactions may be part of a hedging tactic (i.e., offsetting the risk involved in another position) or a form of leverage, in which the Company has the right to benefit from price movements in a large number of securities with a small commitment of capital. These activities involve risks that can be large, depending on the circumstances. In general, the principal risks involved in options trading can be described as follows, without taking into account other positions or transactions into which the Company may enter. When the Company buys an option, a decrease (or inadequate increase) in the price of the underlying security in the case of a call, or an increase (or inadequate decrease) in the price of the underlying security in the case of a put, it could result in a total loss of the Company’s investment in the option (including commissions). When the Company sells (writes) an option, the risk can be substantially greater than when it buys an option. The seller of an uncovered call option bears the risk of an increase in the market price of the underlying security above the exercise price. Thus, the risk of writing a call is theoretically unlimited unless the call option is “covered.” A call option is “covered” when the writer owns the underlying assets in at least the amount of which the call option applies.

Furthermore, counterparties to the Company or the Infrastructure Assets may be subject to capital and other requirements as a “swap dealer,” “major swap participant,” “security-based swap dealer” or “major security-based swap participant,” which may increase their costs of doing business, a portion of which increase may be passed on to the Company or each such Infrastructure Asset. Persons deemed to be swap dealers, major swap participants, security-based swap dealers or major security-based swap participants are required to register with the SEC, as applicable, as such and would be subject to a number of regulatory requirements, such as specific record-keeping, back-office and reporting requirements, margin collection requirements for swaps and security-based swaps that are not cleared, capital requirements, disclosure obligations, specific compliance obligations and special obligations to governmental entities. While it is unlikely that the Company or an Infrastructure Asset would be directly subject to these requirements, the requirements likely will apply to many of the Company’s or its Infrastructure Assets’ counterparties, which may increase the cost of trading swaps and security-based swaps through increased fees to offset the counterparties’ trading and compliance costs. On the other hand, the Company and its Infrastructure Assets may trade in certain swaps or derivative instruments with unregistered and unregulated entities, and therefore may not benefit from protections afforded to counterparties of registered and regulated swap entities.

The Dodd-Frank Act requires the SEC to set speculative position limits on security-based swaps. Similarly, the Company’s derivatives counterparties may limit the size or duration of positions available to the Company as a consequence of credit or other considerations. Position limits are the maximum amounts of net long or net short positions that any one person or entity may own or control in a particular financial instrument. Position limits may affect the Company’s and its Infrastructure Assets’ ability to enter into or continue to hold certain derivatives positions.

Pursuant to the Dodd-Frank Act, the SEC and prudential regulators have set variation and initial margin requirements for uncleared OTC derivatives. Uncertainty remains regarding the application of certain post-financial crisis swaps legislation (including the Dodd-Frank Act and the regulations adopted thereunder) and, consequently, the full impact that such legislation ultimately will have on the Company and its issuers’ derivative instruments is not fully known to date.

The techniques related to derivative instruments are highly specialized. Such techniques often involve forecasts and complex judgments regarding relative price movements and other economic developments. The success or failure of these techniques may turn on small changes in exogenous factors not within the control of issuers, the Company, the Operating Manager or any of the Infrastructure Assets. For all the foregoing reasons, while the Company may benefit from the use of derivatives and related techniques, such instruments can expose the Company and its acquisitions to significant risk of loss and may result in a poorer overall performance for the Company than if it had not entered into such transactions.

The Company could enter into repurchase or reverse repurchase agreements which involves the risk of market volatility.

The Company and/or its Infrastructure Assets may enter into repurchase and reverse repurchase agreements. Under a repurchase agreement, the Company and/or an Infrastructure Asset, as applicable, “sells” financial instruments and agrees to repurchase them at a specified date and price. Repurchase agreements may involve the risk that the market value of the financial instruments purchased with the proceeds of the repurchase agreement by the Company and/or such Infrastructure Asset may decline below the price of the financial instruments the Company and/or such Infrastructure Asset has sold but is obligated to repurchase. In the event the buyer of financial instruments under a repurchase agreement files for bankruptcy or becomes insolvent, such buyer or its trustee or receiver may receive an extension of time to determine whether to enforce the obligation of the Company and/or such Infrastructure Asset, as applicable, to repurchase the financial instruments, and the Company’s and/or such Infrastructure Asset’s, as applicable, use of the proceeds of the repurchase agreement may effectively be restricted pending such decision. To the extent that, in the meantime, the value of the financial instruments that the Company and/or such Infrastructure Asset, as applicable, has purchased has decreased, it could experience a loss. In a reverse repurchase transaction, the Company and/or an Infrastructure Asset “buys” financial instruments from another party, subject to the obligation of the other party to repurchase such financial instruments at a negotiated price. If the seller of financial instruments to the Company and/or such Infrastructure Asset defaults on its obligation to repurchase the underlying financial instruments, as a result of its bankruptcy or otherwise, the Company and/or such Infrastructure Asset, as applicable, will seek to dispose of such financial instruments, which action could involve costs or delays. If the seller becomes insolvent and subject to liquidation or reorganization under applicable bankruptcy laws, the Company and/or such Infrastructure Asset, as applicable, may be restricted in its ability to dispose of the underlying financial instruments. It is possible, in a bankruptcy or liquidation scenario, that the Company and/or such Infrastructure Asset, as applicable, may not be able to substantiate its interest in the underlying financial instruments. Finally, if a seller defaults on its obligation to repurchase financial instruments, the Company and/or such Infrastructure Asset, as applicable, may suffer a loss to the extent that it is forced to liquidate the purchased financial instruments in the market, and proceeds from the sale of the underlying financial instruments are less than the repurchase price agreed to by the defaulting seller.

The Company could enter into credit derivative transactions which involve many risks, upon which opinions may differ.

As part of its strategy, the Company may enter into credit derivative transactions. Credit derivatives are transactions between two parties which are designed to isolate and transfer the credit risk associated with a third party (the “reference entity”). Credit derivative transactions in their most common form consist of credit default swap transactions under which one party (the “credit protection buyer”) agrees to make one or more payments in exchange for the other party’s (the “credit protection seller”) obligation to assume the risk of loss if an agreed upon “credit event” occurs with respect to the reference entity. Credit events are specified in the contract and are intended to identify the occurrence of a significant deterioration in the creditworthiness of the reference entity (mainly a default on a material portion of its outstanding obligations or a bankruptcy, or in some cases, a restructuring of its debt). Upon the occurrence of a credit event, credit default swaps may be cash settled (either directly or by way of an auction) or physically settled. If the transaction is cash settled, the amount payable by the credit protection seller following a credit event will usually be determined by reference to the difference between the nominal value of a specified obligation of the reference entity and its market value after the occurrence of the credit event (which sometimes may be established in an industry-wide auction process). If the transaction is physically settled, the credit protection buyer will deliver an obligation of the reference entity that is either specified in the contract or that meets the requirements described therein to the credit protection seller in return for the payment of its nominal value.

Credit derivatives may be used to create an exposure to the underlying asset or reference entity, to reduce existing exposure or to create a profit through trading differences in their buying and selling prices. The Company or its issuers may enter into credit derivatives transactions as protection buyer or seller. Credit derivative transactions are an established feature of the financial markets and both the number of participants and range of products available have significantly increased over the years. Pricing of credit derivative transactions depends on many variables, including the pricing and volatility of the common stock of the reference entity, market value of the reference entity’s obligations and potential loss upon default by the reference entity on any of its obligations, among other factors. As such, there are many factors upon which market participants may have divergent views.

The Company could use total return swaps which involves risks relating to liquidity and tax treatment.

The Company and/or Infrastructure Assets may utilize customized derivative instruments, such as a total return swap (“TRS”), to receive synthetically the economic attributes associated with an acquisition in a security or financial instrument or a basket of securities or financial instruments. In lieu of a TRS, the Company may also use one or more special purpose vehicles to borrow under a subscription line credit facility. TRS allow shareholders to gain exposure to an underlying instrument without actually owning the instrument. In these swaps, the total return (interest, fixed fees and capital gains/losses on an underlying credit instrument) is paid to a shareholder in exchange for a floating rate payment. A TRS may be a leveraged interest in the underlying instrument. Because swap maturities may not correspond with the maturities of the credit instruments underlying the swap, swaps may need to be renewed as they mature. However, there is a limited number of providers of such swaps, and there is no assurance the initial swap providers will choose to renew the swaps, and, if they do not renew, that the Company and/or an Infrastructure Asset, as applicable, would be able to obtain suitable replacement providers. TRS are subject to risks related to changes in interest rates, credit spreads, credit quality and expected recovery rates of the underlying credit instrument as well as renewal risks. There may be circumstances in which the Operating Manager would conclude that the best or only means by which the Company and/or an Infrastructure Asset could make a desirable acquisition is through the use of such derivative structures. The Company and/or its Infrastructure Assets may be exposed to certain risks should the Operating Manager use derivatives as a means to implement synthetically its strategies. If the Company and/or an Infrastructure Asset enters into a derivative instrument whereby it agrees to receive the economic return of an individual security or financial instrument or a basket of securities or financial instruments, it will typically contract to receive such returns for a predetermined period of time. During such period, the Company and/or such Infrastructure Asset, as applicable may not have the ability to increase or decrease its exposure. In addition, such customized derivative instruments are expected to be highly illiquid and it is possible that the Company and/or such Infrastructure Asset, as applicable, will not be able to terminate such derivative instruments prior to their expiration date or that the penalties associated with such a termination might impact the Company’s performance in a materially adverse manner. In the event the Company and/or an Infrastructure Asset, as applicable, seeks to participate through the use of such synthetic derivative acquisitions, it may not acquire any voting interests or other shareholder rights that would be acquired with a direct acquisition of the underlying asset, securities or financial instruments. Accordingly, the Company and/or such Infrastructure Asset may not be able to participate in matters submitted to a vote of the shareholders or other holders of record. In addition, the Company and/or such Infrastructure Asset, as applicable, may not receive all of the information and reports to shareholders that it would receive with a direct acquisition. Further, the counterparty to any such customized derivative instrument may be paid structuring fees and ongoing transaction fees, which will reduce the performance of the Company and/or such Infrastructure Asset, as applicable. Finally, the tax treatment of such customized derivative instruments may be uncertain and, if the tax treatment of such instruments is successfully challenged by the IRS or any other taxing authority, the Company may directly or indirectly bear tax liabilities in respect of such instrument and/or a Shareholder’s after-tax return from its investment in the Company may be adversely affected.

We may need to incur financial leverage to be able to achieve our business objectives. We cannot guarantee the availability of such financing.

Borrowing money to partially or wholly purchase infrastructure assets could provide the Company with the opportunity for greater capital appreciation but, at the same time, will increase the Company’s exposure to capital and interest rate risk and higher expenses. The terms and cost of such borrowing will be dependent on market conditions and could involve one or more types of financing, including without limitation, asset based financing, repurchase agreements, securities lending, and/or prime brokerage financing, including margin lending. See “—The availability of capital is generally a function of capital market conditions that are beyond the control of the Company or any Infrastructure Asset and this may increase the exposure of such Infrastructure Asset to adverse economic factors or unfavorable financing terms, which may subject the Company to risks or adversely affect our business” below. If the assets of the Company are not sufficient to pay the principal of, and interest on, the debt when due, or if the Company breaches any covenant or any other obligation with respect to such borrowing, then the Company could sustain a total loss of its Infrastructure Assets.

The availability of capital is generally a function of capital market conditions that are beyond the control of the Company or any Infrastructure Asset and this may increase the exposure of such Infrastructure Asset to adverse economic factors or unfavorable financing terms, which may subject the Company to risks or adversely affect our business.

The availability of capital is generally a function of capital market conditions that are beyond the control of the Company or any Infrastructure Asset. The Company will typically leverage its acquisitions with debt financing at the Company, special purpose vehicle and/or Infrastructure Asset level. Utilization of such leverage (including through credit facilities (including subscription line facilities), guarantees, letters of credit, equity commitment letters, reverse repurchase agreements, dollar rolls, margin financing, options, futures, repurchase agreements, contracts, short sales, swaps (including TRS) and other derivative instruments or similar credit support (including on a joint and several or cross-collateralized basis or other forms of indebtedness or credit support)) will result in fees, expenses and interest costs borne by the Company. Although Infrastructure Asset-level debt is generally expected to be recourse only to the financed Infrastructure Asset, the Company may be required to provide equity commitment letters, completion guarantees, payment guarantees, environmental indemnities and so-called “non-recourse carve out guarantees” (e.g., guarantees of losses suffered by the lender, and in some cases of the full principal amount of the loan, in the event that the borrowing entity or its equity owners engage in certain conduct such as fraud, misappropriation of funds, unauthorized transfers of the financed property or equity interests in the borrowing entity, the commencement of a voluntary bankruptcy case by the borrowing entity or under other circumstances provided for in such guaranty or indemnity). Such arrangements will not constitute borrowings or guarantees under the LLC Agreement and will not be subject to the related caps, even though these arrangements pose many of the same risks and conflicts associated with the use of leverage that the caps intend to address. Although the use of leverage could enhance returns and increase the number of acquisitions that can be made by the Company, because leveraged assets are inherently more sensitive to declines in revenues and to increases in expenses and interest rates, they may also be at substantially increased risk of loss.

As an example, a special purpose vehicle could enter into a “margin loan” whereby it borrows money from a bank (distributing the proceeds to the applicable Series for further distribution to the Shareholders, including, where applicable, Performance Fee distributions to the Operating Manager) and pledges the Shares of the underlying infrastructure asset (or other asset) as collateral for the loan. Under these arrangements, the special purpose vehicle would typically be subject to a margin call if the value of the underlying assets decreases significantly. In order to meet the margin call, the special purpose vehicle will need additional assets to avoid foreclosure. Even if the margin loan is not recourse to the applicable Series (which is the expectation), such Series may contribute additional capital to the special purpose vehicle to avoid adverse consequences to the acquisition, including foreclosure on the collateral at a lower valuation. The interests of Shareholders and Co-Investors, or of Apollo with respect thereto, where Co-Investors do not bear Performance Fee, could diverge in connection with the utilization of a margin loan for an asset that includes a co-investment. Apollo will seek to cause Co-Investors to participate in any such margin loan. Furthermore, it is possible that an Affiliated Service Provider could earn Other Fees in connection with the structuring, placement or syndication of any margin loan that is directly or indirectly for the benefit of the Company or co-investment vehicles.

The leveraged capital structure of any Infrastructure Asset will increase the exposure of such Infrastructure Asset to adverse economic factors (such as rising interest rates, changes in commodity prices, downturns in the economy or a deterioration in the condition of such Infrastructure Asset or its industry), each of which may impair such Infrastructure Asset’s ability to finance its future operations and capital needs and may result in the imposition of restrictive financial and operating covenants. If any such factors cause or contribute to such Infrastructure Asset’s inability to generate sufficient cash flow to meet principal and/or interest payments on its indebtedness or similar payments or obligations, such Infrastructure Asset’s flexibility to respond to changing business and economic conditions may be constrained materially and may increase the risk of insolvency and the value of the applicable Series’ Infrastructure Asset could be significantly reduced or even eliminated. Similarly, with respect to leverage at the level of the applicable Series, if the assets of such Series are not sufficient to pay the principal of, and interest on, the debt when due, such Series could sustain a total loss of its acquisitions. The ability of Infrastructure Assets and other issuers to refinance debt securities may depend on their ability to sell new securities in the public high-yield debt market or otherwise, or to raise capital in the leveraged finance debt markets, which historically have been cyclical with regard to the availability of financing.

Each Series may enter into contractual arrangements, including deferred purchase price payments, staged funding obligations, earn outs, milestone payments, equity commitment letters and other forms of credit support, and other contractual undertakings such as indemnification obligations or so-called “bad-boy” guarantees, that obligate it to fund amounts to special purpose vehicles, infrastructure assets or other third parties. Such arrangements may not constitute borrowings or guarantees under the LLC Agreement and will not be subject to the related caps, even though these arrangements pose many of the same risks and conflicts associated with the use of leverage that the caps intend to address.

In addition, if all or a portion of the acquisition cost of an asset has been funded with the proceeds of borrowing under a credit facility and no capital contributions (or capital contributions for less than the full acquisition cost, as applicable) have been made by Management Fee-bearing Shareholders for purposes of such acquisition, the “Adjusted Cost” of such acquisition will be the cost thereof, as paid with the proceeds of borrowing under such credit facility (i.e., Management Fees, to the extent calculated on the basis of Adjusted Cost, will be payable on the cost basis of such acquisition notwithstanding that it was acquired using such credit facility rather than through capital contributions). The Operating Manager will, in its discretion, select and apply the calculation methodology for determining the cost basis of the applicable Series’ assets for purposes of calculating the Management Fee, including in connection with determining the types and amounts of expenses associated with an acquisition that will be included in the calculation of Adjusted Cost (which will include expenses capitalized into the acquisition cost of an asset and certain ongoing expenses associated with such asset) and whether and to what extent a disposition has occurred with respect to an asset, including for purposes of determining whether Adjusted Cost should be reduced or distributions should be made. The Operating Manager will be subject to conflicts of interest in making that determination given the associated economic consequences. Additionally, the Operating Manager will determine, in its discretion, whether the Management Fees with respect to an Infrastructure Asset will be calculated as of, and, therefore include any amounts accrued, posted or committed (including any upfront margin) commencing from, such date through the date of a full or partial disposition thereof, the trade date or the settlement or closing date of such Infrastructure Asset, on a case by case basis.

The instruments and borrowings utilized by each Series to leverage acquisitions may be collateralized by any assets of such Series (and may be cross-collateralized with the assets of special purpose vehicles of the Company, Infrastructure Asset or other Apollo Client formed for the purpose of co-investing in a particular acquisition alongside the Company, and such entities may be held jointly and severally liable for the full amount of the obligations arising out of such instruments and borrowings). Accordingly, each Series may pledge its assets in order to borrow additional funds or otherwise obtain leverage for acquisitions or other purposes (including to make distributions, enhance returns and provide financing for Co-Investors (as defined below) prior to permanent financing being established). The amount of borrowings which each Series may have outstanding at any time may be substantial in relation to its capital.

The principal, interest expense and other costs incurred in connection with any leverage used by each Series may not be recovered by the proceeds from the upfront commitment, unused fees or similar fees, if any, from the issuer of a portfolio investment, income from interest and repayment of borrowings by the Infrastructure Asset. Lenders may, under the terms of financing arrangements put in place with them, have the right to cause the Operating Manager to withhold distributions from the applicable Series for various reasons, including in the event that any Infrastructure Asset fails to perform to expectation.

The extent to which the applicable Series uses leverage may have consequences to the Shareholders, including the following: (i) use of cash flow (including capital contributions) for debt service and related costs and expenses, rather than for a Joint Venture or Programmatic Acquisition in excess of its reserved amount, distributions or other purposes; (ii) increased interest expense if interest rate levels were to increase significantly; (iii) in certain circumstances, prematurely harvesting investments to service such Series’ debt obligations; and (iv) limitation on the flexibility of the Company to make distributions to its Shareholders or sell assets that are pledged to secure the indebtedness.

In addition, and as discussed above “—Our acquisitions and assets are affected by the general economy and recent events, including market volatility, inflation and public health crises such as COVID-19” uncertainty in the global financial system could lead to an overall weakening of the U.S. and global economies, which could adversely affect the financial resources of the applicable Series’ Infrastructure Assets. Favorable borrowing conditions in the debt markets, which historically have been cyclical, have often benefited investments by Apollo Clients and enabled Apollo to make substantial distributions from the portfolio investments of its managed funds. However, there have been periods of volatility, uncertainty and a deterioration of the global credit markets which reduced shareholder demand and liquidity for investment-grade, high-yield and senior bank debt and caused some investment banks and other lenders to be unwilling (or significantly less willing) to finance new investments or to offer committed financing for investments on terms less favorable than terms offered in the past, making it significantly more difficult for sponsors or potential buyers to obtain favorable financing. There remain elevated levels of uncertainty in the global financial markets today and there can be no certainty that recurring periods of limited financing availability (or an increase in the interest cost) for leveraged transactions could return or persist, and should such conditions arise, they could impair, potentially materially, the applicable Series’ or an Infrastructure Asset’s ability to consummate transactions or could cause the applicable Series or an Infrastructure Asset to enter into certain leveraged transactions on less attractive terms.

The availability of debt facilities may be further limited following guidance issued to banks in March 2013 by the U.S. Federal Reserve (the “Federal Reserve”), the U.S. Office of the Comptroller of the Currency and the U.S. Federal Deposit Insurance Corp. relating to loans to highly leveraged companies and reported recent statements by the Federal Reserve and Office of the Comptroller of the Currency reaffirming their position on such loans. As such, there can be no guarantee that debt facilities will be available at commercially attractive rates when due for refinancing. If the applicable Series is unable to obtain favorable financing terms for its investments, refinance its indebtedness or maintain a desired or optimal amount of financial leverage for its acquisitions, such Series may hold a larger than expected equity interest in one or more Infrastructure Assets and may realize lower than expected returns from such Infrastructure Assets that would adversely affect such Series’ ability to generate attractive returns for the Shareholders. Any failure by lenders to provide previously committed financing could also expose the applicable Series to potential claims by sellers of businesses which such Series may have been contracted to purchase.

The Company is subject to heightened risk of conflicts of interests due to Apollo or its affiliate’s ability to provide debt financing to Shareholders while acting as Operating Manager.

From time to time, prospective and existing Shareholders may inform the Operating Manager that they intend or would like to finance or lever their investment in the Company using both equity and debt financing, with all or a portion of the debt financing being provided by a lender that has, among other things, such Shareholders’ Shares in the Company as collateral for such debt financing. It is possible that the lender could be Apollo, its affiliates, Apollo Clients, the Athene Group, Athora Holding Ltd. (“Athora” and, together with its subsidiaries, the “Athora Group”) or one or more of their respective portfolio investments. In this instance, there could be conflicts of interest with respect to the provision of such debt financing by any such person to such Shareholder or an Apollo-managed vehicles through which such Shareholders invest in the Company. Such lenders would earn and/or be reimbursed for customary fees, costs and expenses, and none of the foregoing amounts would offset Management Fees payable by the Company. It is also possible that such lending activities could have adverse effects on the Company and the manner in which it is managed, given that an affiliate of Apollo could be the Operating Manager and the lender to the Shareholder. None of the foregoing transactions will be subject to the approval of or be subject to a notification requirement in favor of the Board or any other Shareholder.

Our Infrastructure Assets may enter into financing arrangements which involve risk of loss, covenants to maintain certain financial ratios or reduce or suspend distributions to the Company.

To the extent that the Company enters into financing arrangements, it is possible that such arrangements contain provisions that expose it to particular risk of loss. For example, any cross-default provisions could magnify the effect of an individual default. A cross-default provision in a bond indenture or loan agreement puts a borrower in default if the borrower defaults on another obligation. If a cross-default provision were exercised, this could result in a substantial loss for the Company, and/or the Company could lose its interests in performing acquisitions if they are cross-collateralized with poorly performing or non-performing acquisitions. Also, the Company or any Infrastructure Asset may, in the future, enter into financing arrangements that contain financial covenants that could require it to maintain certain financial ratios. If the Company or an Infrastructure Asset were to breach the financial covenants contained in any such financing arrangement, it might be required to repay such debt immediately in whole or in part, together with any attendant costs, and the Company might be forced to sell infrastructure assets. The Company might also be required to reduce or suspend distributions. Such financial covenants would also limit the ability of the Operating Manager to adopt the financial structure (e.g., by reducing levels of borrowing) which it would have adopted in the absence of such covenants. In addition, pursuant to the LLC Agreement, the Operating Manager is permitted to pledge assets of the Company and also guarantee the indebtedness of others (including Infrastructure Assets and entities through which acquisitions by the Company are held). Tax-exempt prospective investors should note that the entry into, or the use of, certain financing arrangements by the Company or its subsidiaries, including any Infrastructure Assets, is expected to create unrelated business taxable income (“UBTI”) for holders of our Series II Shares (as defined below) (collectively, the “Series II Shareholders”).

Credit facilities may impose limitations on our business, such as caps on borrowings, or result in the Company being liable for borrowings of another party to a transaction.

As described in “Item 1. Business—Leverage,” the Company and/or the Series are expected to obtain one or more net asset value credit facilities in order to (i) facilitate acquisitions, financings or dispositions by the Company and Infrastructure Assets, (ii) fund Organizational and Offering Expenses, Operating Expenses, Management Fees, placement fees or other obligations of the Company (including to facilitate the making of distributions, including Performance Fee distributions) or Infrastructure Assets, (iii) to conduct Share Repurchases under the Repurchase Plan or (iv) otherwise carry out the activities of the Company. There is no guarantee the Company will obtain any such credit facilities on favorable terms or at all. If the Company obtains a credit facility, it is generally expected that the Company’s interim capital needs would be satisfied through borrowings by the Company under the credit facility, including those used to pay interest on credit facilities. Credit facilities are utilized by operating companies for various purposes, including to bridge the time between the closing of an investment and the receipt of proceeds from periodic subscriptions, to make distributions and for broader cash management purposes. From the shareholders’ perspective, such facilities can smooth cash flows. In addition, such facilities permit the Company to have ready access to cash in the event short-term funding obligations (e.g., margin requirements) arise, which allows for efficient cash management (as opposed to holding larger cash reserves).

Borrowings by the Company or its operating entities or other subsidiaries also may, in whole or in part, be directly or indirectly secured by the Company’s assets.

For the avoidance of doubt, neither the foregoing restrictions pertaining to borrowings and guarantees nor the Company’s investment limitations, if any, will apply to, or prevent the Company from entering into (a) any non-recourse asset-based financing or (b) agreements to indemnify or provide funds in the event of breaches of contractual provisions by the Company, its subsidiaries or its acquisitions (whether such agreement to provide funds is described as a guarantee, performance undertaking or otherwise). Any funded guarantees of indebtedness or other obligations of Infrastructure Assets or such other entities will only be included with the interests of the Company in the relevant acquisition for purposes of measuring the Company’s limitations, if any, to the extent determined by the Operating Manager.

There are no limitations under the LLC Agreement on the time any borrowings or guarantees by the Company under a credit facility may remain outstanding, and the interest expense and other fees, costs and expenses of or related to any borrowings or guarantees by the Company will be Operating Expenses and, accordingly, will decrease net returns of the Company.

As the Operating Manager determines, in its discretion, lenders or other providers of financing to the Company or its existing or potential assets, operating entities or other subsidiaries can include Apollo, Apollo Clients or any of their respective affiliates or existing or potential Infrastructure Assets, and could take the form of stapled or seller financing to Infrastructure Assets that are the subject of a disposition. Any such transactions will give rise to conflicts of interest between Apollo or the relevant financing provider, on the one hand, and the Company, on the other hand; however, subject to the Operating Manager’s policies and procedures then in effect and the terms of the LLC Agreement, such transactions generally will not require the approval of the Board or consent of the Shareholders.

It is possible that a counterparty, lender or other unaffiliated participant in credit facilities (or otherwise in connection with the acquisition of Infrastructure Assets) requires or desires to face only one entity or group of entities, which may result in (i) the Company and/or an Infrastructure Asset being solely liable with respect to such third party for such other entities’ share of the applicable obligation or (ii) the Company or such Infrastructure Asset being jointly and severally liable for the full amount of such applicable obligation. Such arrangements may result in the Company and such third party or third parties (which could include Apollo, its affiliates or other Apollo Clients) entering into, participating in or applying a back-to-back or other similar reimbursement arrangement (and in most circumstances, especially where there are back-to-back or other similar reimbursement obligations, the Company and/or such third parties, as applicable, would not be compensated (or provide compensation to the other) for being primarily liable to, contributing amounts in excess of its pro rata share to or otherwise directly contracting with such counterparty, lender or other unaffiliated participant) which also could include provisions intended to mitigate certain impacts that may arise with respect to the primary obligor, which could be the Company or Apollo, its affiliates or another Apollo Client (e.g., any reduction in the borrowing base of the Company, as the primary obligor attributable to credit support attributable to Apollo, its affiliates or one or more other Apollo Clients that are indirect obligors) relating to a reduction in its borrowing base under a credit facility. If the Company enters into any such arrangements with Apollo, its affiliates or one or more other Apollo Clients, it will be subject to the counterparty risk of Apollo, its affiliates or the other Apollo Clients involved, including, without limitation, the risk of a default or delay in the performance of Apollo, its affiliates or such other Apollo Client’s obligations. The foregoing arrangements will arise in connection with Co-Investments, in particular where a counterparty transacts with a single entity resulting in the Company having to enter into back-to-back arrangements with Co-Investors or a co-investment vehicle. Although the Operating Manager will, in good faith, allocate the related repayment obligations and other related liabilities arising out of such credit facilities among the foregoing (to the extent applicable), the alternative investment vehicles of the Company will, in such circumstance, be subject to each other’s credit risk, as well as the credit risk of such Infrastructure Assets. In such situations it is not expected that the Company and/or such Infrastructure Asset would be compensated (or provide compensation to the other) for being primarily liable vis-à-vis such third-party counterparty, and even where the Company incurs primary liability and Apollo, its affiliates or other Apollo Clients participate in such obligation by virtue of sharing arrangements, a portion of any guarantee or other similar fees paid to the Company likely would be shared with Apollo, its affiliates or the applicable other Apollo Client(s), despite the incremental risk taken on by the Company.

The Operating Manager may be subject to conflicts of interest in allocating such repayment obligations and other related liabilities. As stated above, the Company is authorized to make permanent borrowings utilizing a credit facility or other forms of leverage, whereby the Company borrows money with no intention at the time of the borrowing to repay it using capital contributions for any purpose, including the making of equity, debt or other assets, even if the asset is initially being permanently levered using a credit facility but ultimately replaced in whole or in part with other forms of permanent financing. Such forms of permanent leverage could be used in addition to or in lieu of asset-level financing in connection with the acquisition, financing or realization (in whole or in part) of an asset. This could result in the capital structures of Infrastructure Assets being structured or managed in a way that utilizes permanent forms of financing (such as permanent borrowings under a credit facility) where such forms of financing are not necessarily required in connection with the acquisition or other activity with respect to the Infrastructure Asset. The LLC Agreement only imposes a percentage cap on the amount of cash borrowings (excluding for the avoidance of doubt, obligations that do not involve borrowings for money, such as certain derivative transactions) that are recourse to the applicable Series. The Operating Manager will, in its discretion, determine whether and to what extent a borrowing is “recourse” to the applicable Series (and could determine to count such borrowing or indebtedness for purposes of such cap only to the extent that it is so secured), and will be subject to conflicts of interest in making such determination given that, among other things, if a borrowing is not deemed to be recourse to such Series then it will not count towards the aforementioned cap on borrowings at such Series level or be subject to certain of the limitations applicable to investments across the capital structure (including in different levels thereof) of Infrastructure Assets. Furthermore, it is possible that an Affiliated Service Provider could earn Other Fees in connection with the structuring, placement or syndication of any such credit facility or other fund-level financing.

At any time, the Operating Manager has the ability to cause the Company and/or related entities, including subsidiaries and intermediate entities or special purpose vehicles that have been or will be formed for the purpose of holding one or more Infrastructure Assets, including newly formed entities, to enter into “NAV” facilities or similar financing arrangements the effect of which, among other things, could accelerate the receipt of distributions, including Performance Fee, to Apollo. The provider of any such financing can be any person that is permitted to provide financing to the Company. In connection with such transactions, the Operating Manager has the ability to pledge the Company’s assets, including on a cross-collateralized basis. Such financing arrangements will not be considered borrowings by the Company for purposes of the limitations on borrowings (or any limits on issuing additional interests) by the Company and will be excluded from the calculation of applicable AIC investment limitations, if any.

The use of back leverage increases the risks associated with collateralized assets held through the same leverage facilities. The use of back leverage also could limit the ability of a collateralized vehicle to make distributions.

The Company may (i) create a special purpose vehicle, contribute the Company assets to such vehicle (or make acquisitions directly through such vehicles), and cause such vehicle to make borrowings or (ii) cause multiple such vehicles to engage in joint borrowings and/or cross-collateralize assets held by such vehicles. The lender or other provider of financing in any such arrangement can be any party from which the Company is permitted to borrow, as described under “—Credit facilities may impose limitations on our business, such as caps on borrowings, or result in the Company being liable for borrowings of another party to a transaction” above. Any arrangements entered into by such vehicle or entity (and not the Company itself), will not be considered borrowings by the Company for purposes of the limits on borrowings (or any limits on issuing additional interests) by the Company or limits on cross-collateralization. In either case of (i) or (ii), such vehicle(s) will not be treated as a single vehicle for purposes of AIC’s limitations, if any even if multiple Infrastructure Assets are pledged to and at risk with respect to a borrowing with respect to one single Infrastructure Asset. In connection with the foregoing, distributions from one Infrastructure Asset may be used to pay interest and/or principal on borrowing secured by other Infrastructure Assets, which amounts will also not be treated as interest by the Company for purposes of any limitations. The use of back leverage potentially enhances the return profile of these Infrastructure Assets and the Company overall, but also increases the risk of the applicable Infrastructure Assets, including the risks associated with collateralized Infrastructure Assets held through the same leverage facilities. See “—The availability of capital is generally a function of capital market conditions that are beyond the control of the Company or any Infrastructure Asset and this may increase the exposure of such Infrastructure Asset to adverse economic factors or unfavorable financing terms, which may subject the Company to risks or adversely affect our business” above.

If the Company were to create one or more of such vehicles, the Company would depend on distributions from a vehicle’s assets out of its earnings and cash flows to enable the Company to make distributions to its Shareholders. The ability of such a vehicle to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. For example, tests (based on interest coverage or other financial ratios or other criteria) may restrict the Company’s ability, as the holder of a vehicle’s common equity interests, to receive cash flow from these Infrastructure Assets. There is no assurance any such performance tests will be satisfied. Also, a vehicle may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower. As a result, there may be a lag, which could be significant, between the repayment or other realization on a loan in, and the distribution of cash out of, such a vehicle, or cash flows may be completely restricted for the life of the relevant vehicle. Such restrictions or other delays in distributions resulting from these arrangements could also result in Series II Shareholders being subject to tax on income or gains without receiving corresponding cash distributions from Series II, which taxes may be material.

We are uncertain that the additional capital we will raise for future transactions will be sufficient since the availability of future capital is based on market conditions out of our control. If it is not, we might have to raise additional capital at a price unfavorable to existing Shareholders.

The Company expects to make additional acquisitions and fund obligations (subject to certain limitations) for, among other reasons, the funding of add-on acquisitions or other interests or repayment of indebtedness by the Company or an Infrastructure Asset or other obligations, contingencies or liabilities, to satisfy working capital requirements or capital expenditures or in furtherance of the Company or an Infrastructure Asset’s or any of its subsidiaries’ or affiliates’ strategies. The amount of additional acquisitions needed will depend upon the maturity and objectives of the particular asset. Each such round of financing (whether from the Company or other Shareholders) could be intended to provide an Infrastructure Asset with enough capital to reach the next major corporate milestone or for any other initiative, including to preserve, protect, enhance or optimize any existing asset. If the funds provided are not sufficient, such Infrastructure Asset may have to raise additional capital at a price unfavorable to the existing Shareholders, including the Company.

The Company also may make additional debt and equity investments in an Infrastructure Asset for purposes of, for example, exercising its preemptive rights or warrants or options or converting convertible securities that were issued in connection with an existing investment in such Infrastructure Asset in order to, among other things, preserve the Company’s proportionate ownership when a subsequent equity or debt financing is planned, to protect the Company’s interest when, for example, such Infrastructure Asset’s performance does not meet expectations, to preserve or enhance the value of an existing interest (including through add-on acquisitions or other investments) or in anticipation of disposition, refinancing, recapitalization or other transactions. The availability of capital is generally a function of capital market conditions that are beyond the control of the Company, and there can be no assurance that the Company will be able to predict accurately the future capital requirements necessary for success or whether or not additional funds will be needed or be available from the Company or any other financing source. For instance, the Company may be called upon to make additional contributions or have the opportunity to increase its interest in an Infrastructure Asset. There can be no assurance that the Company will make additional contributions or that it will have sufficient funds or the ability to do so. Any decision by the Company not to make an additional contribution or its inability to make such a contribution may, in either case, have a substantial negative impact on an Infrastructure Asset in need of such a contribution. Such decision or inability may also result in dilution of the Company’s interest in a Joint Venture or a default in the Company’s funding obligations under a Joint Venture agreement, which may cause a diminution of the Company’s voting rights under the Joint Venture agreement or the exercise of remedies by any joint venture partner of the Company or may diminish the Company’s ability to influence the Infrastructure Asset’s future development. The Operating Manager, in its discretion, will have the authority to determine if a contribution of capital to an Infrastructure Asset (or to another issuer, including a successor of an Infrastructure Asset) is an additional contribution, a Bridge Financing or other obligation of the Company and what entity or entities comprise the Infrastructure Asset for this purpose, including for purposes of the LLC Agreement and the limitations set forth therein. The Operating Manager could be subject to conflicts of interest in making these decisions, or it could affect, among other things, the amount of capital available to invest. Further, proceeds generated from a restructuring or similar transaction that are subsequently reinvested are not expected to be subject to such limitations.

We face heightened risk because our strategy will concentrate our assets in infrastructure. Because a significant amount of the Company’s aggregate capital may be invested in a single Infrastructure Asset, a loss with respect to such Infrastructure Asset could have a significant adverse impact on the Company’s capital.

While diversification is an objective of the Company’s acquisition strategy, there is no assurance as to the degree of diversification that will actually be achieved in the Company’s assets and the assets will be concentrated within the infrastructure sector. Because a significant amount of the Company’s aggregate capital may be invested in a single Infrastructure Asset (and also a significant amount in connection with a financing transaction (including loan guarantees) intended to be repaid within 12 months or less entered into between the Company and an Infrastructure Asset on an interim basis pending the expected refinancing, satisfaction or sale of such financing to another person or entity in connection with, or in order to facilitate, the consummation of the Company’s acquisition of such Infrastructure Asset (each a “Bridge Financing”) or with cost overruns) a loss with respect to such Infrastructure Asset could have a significant adverse impact on the Company’s capital. To the extent that the Company acquires more than one Infrastructure Asset partnering with a single operational management team or other acquisition of an Infrastructure Asset consisting of multiple assets or operating businesses, a series of related transactions, joint ventures or similar arrangements (“Joint Venture”) in one or more Infrastructure Assets which is both (i) designated as a Programmatic Acquisition for purposes of the LLC Agreement by the Operating Manager, either at the time of the applicable acquisition or thereafter in connection with a subsequent acquisition that will comprise part of such Programmatic Acquisition; and (ii) made in connection with a programmatic Joint Venture, platform Joint Venture, series Joint Venture, asset acquisition/build up strategy and/or other operating platform, arrangement, company or business established in connection with developing, sourcing or operating opportunities. For the avoidance of doubt, Programmatic Acquisitions may include: (a) multiple ventures or platforms investing in the same infrastructure industry segment, (b) portfolios of Infrastructure Assets that are related or in the same infrastructure industry segment, (c) multiple ventures or platforms with the same operating or developer partner investing in different infrastructure industry segments and (d) portfolios of Infrastructure Assets which are part of the same investment strategy (“Programmatic Acquisition”), such concentration will be more pronounced.

Because Apollo has developed expertise in certain core industries, the Company’s assets could be concentrated in one or more of such industries. Moreover, the Company’s assets and the acquisitions will be concentrated within the infrastructure sector. Concentration of acquisitions in an industry, sector, security or geographic region would make the Company’s holdings more susceptible to fluctuations in value resulting from adverse economic and business conditions in those industries, sectors, securities or geographic regions. The risk of loss on the Company’s assets is likely to be increased as a result of such concentration. If the Company co-invests with private equity, credit or real asset funds, including other Apollo Clients, a Shareholder invested in such other vehicle could have exposure to an Infrastructure Asset through more than one vehicle. Further, the Operating Manager may determine that there are exceptions to the aforementioned limitations (i) for payments made under, or required by, any non-recourse carve out guarantees, completion guarantees, equity commitment letters, environmental indemnities, hedging guarantees or guarantees made in order to facilitate or finance acquisitions, including in respect of customary key principal, “bad acts” or other performance-related matters, or (ii) in the event the Company has procured the binding commitment of one or more persons, including other Apollo Clients and/or Co-Investors, to acquire a portion of the Company’s interest. The Operating Manager will designate, in its discretion, whether a series of transactions constitutes a single holding for purposes of the limitations described in the LLC Agreement.

To the extent there is a downturn affecting a country, region or asset type in which the Company’s holdings are concentrated, this could increase the risk of defaults, reduce the amount of payments the Company receives on its assets and, consequently, could have an adverse impact on the Company’s financial condition and results and its ability to make distributions.

Because the Company is likely to make a limited number of acquisitions and such acquisitions generally will involve a high degree of risk, poor performance by even a single asset could severely affect the total returns to Shareholders. It is not reasonable to expect all of the Company’s assets to perform well or even return capital; accordingly, for the Company to achieve above-average returns, at least one or a few of its assets must significantly exceed performance expectations. There are no assurances that such performance returns will be achieved.

The Company can make acquisitions in the most junior levels of an Infrastructure Asset’s capital structure and, therefore, relative to other investors in the Infrastructure Asset, may be subject to the greatest risk of loss, including, in certain circumstances, as a result of events not related directly to the Infrastructure Asset itself. Further, in circumstances where the Operating Manager intends to refinance all or a portion of the capital in an acquisition, there will be a risk that such refinancing may not be completed, which could lead to increased risk as a result of the Company having an unintended long-term interest as to a portion of the amount invested and/or reduced diversification.

The Company’s holdings could include Infrastructure Assets based in, or companies that conduct all or a large portion of their operations in countries outside North America and Europe, and such countries could have a short history as market economies. Loans to companies or acquisitions of assets or companies in such countries could entail a higher risk than loans to companies or acquisitions of assets or companies with operations or assets wholly or substantially within North America or Europe. Particular risks associated with assets based in, or companies that conduct all or a large portion of their operations in countries outside, North America and Europe include changes in exchange control regulations, political and social instability, government expropriation, imposition of unanticipated taxes, illiquid markets and limited information, high transaction costs, limited government supervision of exchanges, brokers and companies, complex or undeveloped insolvency laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

Our business, results of operations and financial condition may be adversely affected by the ongoing conflicts and crises.

Sustained uncertainty about, or worsening of, global geopolitical tensions, including further escalation of war between Russia and Ukraine, further escalation in the armed conflicts and tensions in the Middle East, could result in a global economic slowdown and long-term changes to global trade.

On February 24, 2022, Russia launched a large-scale invasion of Ukraine marking the largest escalation of crisis in Ukraine to date. Although the Russian invasion and the conflict in Ukraine is ongoing and its long-term effects remain to be seen, the 2022 Russian invasion of Ukraine is likely to cause significant economic disruption and further calls from other countries for a severe sanctions regime that would seek to further isolate Russia from the world economy. In response to the Russian invasion of Ukraine in February 2022, the EU, the United States, the United Kingdom and other governmental entities have passed a variety of severe economic sanctions and export controls against Russia, which have sought to isolate Russia from the world economy, including imposition of sanctions against Russia’s Central Bank and largest financial institutions. In addition, a number of businesses have curtailed or suspended activities in Russia or dealings with Russian counterparts for reputational reasons. While current sanctions may not target the Company, Apollo, Apollo Clients or their respective Infrastructure Assets and industries more generally, these sanctions have had and may continue to have the effect of causing significant economic disruption, and may adversely impact the global economy generally, and the Russian economy specifically, by, among other things, creating instability in the market overall or certain market sectors, reducing trade as a result of economic sanctions and increasing volatility and uncertainty in financial markets, including Russia’s financial sector. Any new or expanded sanctions that may be imposed by the EU, the United States, the U.K. or other countries may materially adversely affect Apollo’s operations, including the Company and its assets. In addition, one or more Shareholders could become subject to sanctions or similar restrictions, which could result in adverse consequences to such Shareholder(s) or the Company or its Infrastructure Assets, including as it relates to the Company’s ability to consummate acquisitions or its or an Infrastructure Asset’s ability to obtain financing.

Overall, the situations in Ukraine and the Middle East remain uncertain and how they will unfold or impact the Company’s business, Infrastructure Assets or results of operations cannot be predicted. The potential further repercussions surrounding the situations in Ukraine and the Middle East are unknown and cannot be predicted, and no assurance can be given regarding the future of relations between countries.

Expanding geopolitical tensions and social unrest, and any resulting market disruptions could be significant and could potentially have a substantial impact on the global economy and the Company or its Infrastructure Assets, including a material adverse effect on the Company’s financial condition and results of operations.

Any or all of the above factors could have a material adverse effect on the Company’s business, financial condition, results of operations and prospects.

Sustainability risks and increasing scrutiny and changing expectations regarding ESG could negatively impact our returns.

The Operating Manager considers that sustainability risks are relevant to the returns of the Company. A sustainability risk is an ESG event or condition that, if it occurs, could cause an actual or potential material negative impact on the value of an asset.

Assessment of sustainability risks is complex and may be based on data which is difficult to obtain, incomplete, estimated, out of date and/or otherwise materially inaccurate. Even when identified, there can be no guarantee that the Operating Manager will correctly assess the impact of sustainability risks on the Company’s assets. The impacts following the occurrence of an event contemplated by a sustainability risk may be numerous and vary depending on the specific risk and asset class. In general, where an event contemplated by a sustainability risk occurs in respect of an asset, there will be a material negative impact on, and may be an entire loss of, its value. For example, this may be because of damage to a business’ reputation with a consequential fall in demand for its products or services, loss of key personnel, exclusion from potential business opportunities, increased costs of doing business and/or increased cost of capital and/or fines and other regulatory sanctions. The time and resources of a business’ management team may be diverted from furthering its business and be absorbed in seeking to manage the events contemplated by such sustainability risk, including changes to business practices and managing investigations and litigation. Sustainability risks may also give rise to loss of assets and/or physical loss including damage to real estate and infrastructure. The utility and value of assets held by businesses to which the Company is exposed may also be adversely impacted by a sustainability risk.

Many economic sectors, regions and/or jurisdictions, including those in which the Company may invest, are currently and/or in the future may be, subject to a general transition to a greener, lower carbon and less polluting economic model. Drivers of this transition include governmental and/or regulatory intervention, evolving consumer preferences and/or the influence of non-governmental organizations and special interest groups.

Further, certain industries face considerable scrutiny from regulatory authorities, non-governmental organizations and special interest groups with respect to their impact on sustainability factors, such as compliance with minimum wage or living wage requirements and working conditions for personnel in supply chain. The influence of such authorities, organizations and groups along with the public attention they may bring can cause affected industries to make material changes to their business practices which can increase costs and result in a material negative impact on the profitability of such businesses. Such external influence can also materially impact the consumer demand for a business’s products and services which may result in a material loss in value of an investment linked to such businesses.

Subject to the constitutional documents of the Company, the Operating Manager will take into account certain ESG considerations in the managing and disposing of any of the Company’s assets. That approach could involve higher compliance expenses or costs or the forgoing of certain opportunities. There are no universally accepted ESG standards and not all Shareholders may agree on the appropriate ESG standards to apply in a particular situation. The Operating Manager will apply (or not apply) particular ESG standards and considerations in its sole discretion and in accordance with the current regulatory requirements.

The regulatory environment for ESG-related investments is evolving and changes to it could adversely affect the Company and its Infrastructure Assets. Regulators have adopted regulatory regimes that have led to increased oversight of ESG-related investments and funds, and which have created additional compliance, transaction, data collection, disclosure or other costs, which may negatively affect the returns of the Company. State law developments in the U.S. have resulted in competing pro- and anti-ESG related investing laws.

Increasing scrutiny and changing expectations from investors, lenders and other market participants with respect to Apollo’s ESG policies may impose additional costs or expose Apollo, the Operating Manager, the Company or Infrastructure Assets to additional risks. Companies across all industries are facing increasing scrutiny relating to their ESG policies. Investor advocacy groups, certain lenders and other market participants are increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. The increased focus and activism related to ESG and similar matters may hinder access to capital, as lenders may decide to reallocate capital or to not commit capital as a result of their assessment of ESG practices. These limitations in both the debt and equity capital markets may affect the Company’s ability to grow as its plans for growth may include accessing the equity and debt capital markets. If those markets are unavailable, or if the Company is unable to access alternative means of financing on acceptable terms, or at all, the Company may be unable to implement its business strategy, which would have a material adverse effect on its financial condition and returns and impair the Company’s ability to service its indebtedness. Further, it is possible that the Company or its Infrastructure Assets incur additional material costs and require additional resources to monitor, report and comply with wide ranging ESG requirements. The occurrence of any of the foregoing could have a material adverse effect on the Company’s business and overall returns.

We will rely on the management teams of our Infrastructure Assets, and their interests may not align with ours.

The day-to-day operations of an Infrastructure Asset will be the responsibility of such Infrastructure Asset’s management team, which could include representatives of other financial investors with whom the Company is not affiliated and whose interests conflict with the interests of the Company. In some cases, the Operating Manager might have limited ability to evaluate the management of such companies based on past performance due to changes in management, lack of operational history or otherwise. Although the Operating Manager is responsible for monitoring the performance of Infrastructure Assets and generally seeks to invest in companies operated by capable management, there can be no assurance that an existing management team, or any successor, will be able to successfully operate an Infrastructure Asset in accordance with the Operating Manager’s strategy for such company. Misconduct by management (or other employees, consultants or sub-contractors) of an Infrastructure Asset could cause significant losses in respect of the relevant asset. Our management, employees, consultants or sub-contractors and those of our Infrastructure Assets may also become subject to allegations of illegal or suspicious activities, sexual harassment, racial or gender discrimination or other similar misconduct, which, regardless of the ultimate outcome, may result in adverse publicity that could significantly harm our and such Infrastructure Asset’s brand and reputation. Furthermore, our business often requires that we deal with confidential matters of great significance to our business partners. If our management, employees, consultants or sub-contractors were to improperly use or disclose confidential information, we could suffer serious harm to our reputation, financial position and current and future business relationships, as well as face potentially significant litigation or investigation. It is not always possible to detect or deter such misconduct, and the precautions we take may not be effective in all cases. If any of our management, employees, consultants or sub-contractors or the employees of Infrastructure Assets were to engage in misconduct or were to be accused of such misconduct, our business and our reputation could be materially and adversely affected.

In certain cases, operating partners of the Company or Apollo may be awarded the performance of construction work, obtaining of permits, marketing and sales or any combination of the above. In such instances, the Company will rely on the operating partners to perform their scope of work under a Joint Venture, joint development, development or construction management, marketing or similar agreement. If an operating partner does not perform for any reason (either due to default, bankruptcy or other reasons), or if the Company and an operating partner disagree on decisions or actions to be made or taken in connection with the development, operation or leasing of the Company’s assets, the Company is likely to incur additional costs, or find itself in a deadlock with the operating partner, which will have an adverse effect on the Company’s performance. Such occurrences may cause delays in construction, thus exposing the Company to a loss of its competitive advantage. By relying on operating partners, the Company may become subject to a number of risks relating to these entities, such as different standards of quality of performance and work ethics, performance delays, construction defects, breach or non-performance of agreements and the financial stability of the operating partners.

Some of the Company’s assets may be held through Joint Venture arrangements with third parties with whom the Company shares ownership and control of such assets. These arrangements entail risks in addition to those associated with acquisitions in which the Company owns a controlling interest, including the possibility that the operating partner may (i) at any time have economic or other business interests that are inconsistent with the Company’s, (ii) be in a position to take action contrary to the Company’s instructions or requests, or contrary to Apollo’s policies or objectives, or frustrate the execution of acts which the Company or the Operating Manager believes to be in the interests of the asset, (iii) have different objectives than the Company, including with respect to the appropriate timing and pricing of any sale or refinancing of a development and whether to enter into agreements with potential contractors or purchasers, (iv) become bankrupt or insolvent and (v) fail to provide required equity or furnish collateral to financing third parties in which case the Company may be required to provide additional equity or financing to make up any shortfall.

The management of the business or operations of the Infrastructure Asset may be contracted to a third-party management company or operator unaffiliated with the Operating Manager, including in connection with Joint Ventures and Programmatic Acquisition, and as a result, the Company may be adversely affected by the inherent risks of Infrastructure Asset-level management.

The management of the business or operations of the Infrastructure Asset may be contracted to a third-party management company or operator unaffiliated with the Operating Manager, including in connection with Joint Ventures and Programmatic Acquisitions. The selection of a management company or operator is inherently based on subjective criteria, making the true performance and abilities of a particular management company or operator difficult to assess. Further, there are a limited number of management companies and operators with the expertise necessary to maintain and operate infrastructure projects successfully. Although it would be possible to replace any such operator, the failure of such an operator to perform its duties adequately or to act in ways that are in the Infrastructure Asset’s best interest, or the breach by an operator of applicable agreements or laws, rules and regulations, could have an adverse effect on the Infrastructure Asset’s financial condition or results of operations. Additionally, where the Company is in a passive investment position, its revenues depend in part on such operator’s willingness to continue to own, operate and manage the underlying assets. A third-party management company may suffer a business failure, become bankrupt or engage in activities that compete with an Infrastructure Asset. These and other risks, including the deterioration of the business relationship between the Company and the third-party management company, could have an adverse effect on an Infrastructure Asset. Should a third-party management company fail to perform its functions satisfactorily, it may be necessary to find a replacement operator, which may require the approval of a government or Regulatory Agency that has granted a concession with respect to the relevant Infrastructure Asset. It may not be possible to replace an operator in such circumstances, or do so on a timely basis or on terms that are favorable to the Company.

We face heightened risks when acquiring less established companies.

The Company may acquire a portion of its assets in less established companies, or early stage companies. Acquisitions in such early stage companies may involve greater risks than those generally associated with acquisitions in more established companies. For instance, less established companies tend to have smaller capitalizations and fewer resources and, therefore, are often more vulnerable to financial failure. Such companies also may have shorter operating histories on which to judge future performance and in many cases, if operating, will have negative cash flow. In the case of start-up enterprises, such companies may not have significant or any operating revenues. Early stage companies often experience unexpected issues in the areas of product development, manufacturing, marketing, financing and general management, which, in some cases, cannot be adequately resolved. A major risk also exists that a proposed service or product cannot be developed successfully with the resources available to such an early stage company. There is no assurance that the development efforts of any such early stage company will be successful or, if successful, will be completed within budget or the time period originally estimated. Substantial amounts of financing may be necessary to complete such development and there is no assurance that such funds will be available from any particular source, including institutional private placements or the public markets. The percentage of early stage companies that survive and prosper tends to be small. In addition, less mature companies could be more susceptible to irregular accounting or other fraudulent practices. Furthermore, to the extent there is any public market for the securities held by the Company, securities of less established companies may be subject to more abrupt and erratic market price movements than those of larger, more established companies.

The Company may also acquire private, later-stage companies. These companies typically have modest revenues and may or may not be profitable. They may require additional capital, at high valuations, to develop products and markets, acquire customers and achieve or maintain a competitive position. This capital may not be available at all, or on acceptable terms. Further, the products and markets of such companies may not develop as anticipated, even after substantial expenditures of capital. Such companies may face intense competition, including competition from established companies with much greater financial and technical resources, more extensive development, manufacturing, marketing and service capabilities, and a greater number of qualified managerial and technical personnel. Although the Company may be represented on the board of directors of a late-stage company which the Company acquires, such company will be managed by its own officers (who generally will not be affiliated with the Company or Apollo). These Infrastructure Assets may have substantial variations in operating results from period to period and experience failures or substantial declines in value at any stage.

In addition to acquiring less established, early or later stage companies, the Company may form new businesses. Unlike acquiring an existing company where start-up risks are generally shared with third parties who also have vested interests in such company (including the company’s founders, existing managers or existing equity holders), in the case where the Company forms a new business, all such risks are generally borne by the Company. In addition, newly formed businesses face risks similar to those affecting less established or early stage companies as described above, and may experience unexpected operational, developmental or financial issues that cannot be adequately resolved. There is no assurance that such new business ventures will become successful.

Some of the Infrastructure Assets expected to be acquired by the Company should be considered highly speculative and may result in the loss of the Company’s entire investment therein. There can be no assurance that any such losses will be offset by gains (if any) realized on the Company’s other acquisitions.

Acquiring Infrastructure Assets puts us at risk of any adverse changes of those companies.

The Infrastructure Assets which the Company acquires could deteriorate as a result of, among other factors, an adverse development in their business, a change in their competitive environment, or an economic downturn. As a result, Infrastructure Assets that the Company may have expected to be stable may operate at a loss or have significant variations in operating results, may require substantial additional capital to support their operations or to maintain their competitive positions or may otherwise have a weak financial condition or be experiencing financial distress. In some cases, the success of the Company’s strategy and approach will depend, in part, on the ability of the Company to effect improvements in the operations of an Infrastructure Asset and/or recapitalize its balance sheet. The activity of identifying and implementing operating improvements and/or recapitalization programs at Infrastructure Assets entails a high degree of uncertainty. There can be no assurance that the Company will be able to successfully identify and implement such operating improvements and/or recapitalization programs. In addition, the Company may cause its Infrastructure Assets to bear certain fees, costs and expenses that the Company would otherwise bear, including the fees, costs and expenses incurred in developing, investigating, negotiating, structuring or consummating the Company’s or any other acquisitions of such Infrastructure Assets. For example, the Operating Manager may cause such Infrastructure Assets to bear the fees, costs and expenses that are incurred in connection and concurrently with the acquisition of such Infrastructure Assets and such other fees, costs and expenses that may otherwise be treated as Operating Expenses.

The payment of such fees, costs and expenses by such Infrastructure Assets may reduce the amount of cash that the Infrastructure Assets have on hand.

Our acquisitions of equity securities are subject to limited marketability and price volatility.

The Company holds assets in equity securities, such as cash-settled equity swaps. Investments in equity securities of small or medium-sized market capitalization companies will have more limited marketability than the securities of larger companies. In addition, securities of smaller companies may have greater price volatility. For example, acquisition of equity securities may arise in connection with the Company’s debt acquisition opportunities, which may be accompanied by “equity-kickers” or warrants, as well as in the form of equity acquisitions in Platform Investments, to the extent that any such Platform Investment is allocated to Apollo Clients (such as the Company) and not Apollo in accordance with Apollo’s policies and procedures. See also “—Due to conflicts between Apollo or its affiliates and the Company regarding allocation of acquisition opportunities, there is no guarantee that the Company will participate in specific Apollo opportunities, which may harm the Company’s performance” above. The Company may use acquisitions of equity security-related derivatives to obtain leveraged and/or synthetic exposure to target companies. Equity security-related derivatives may be less liquid than direct acquisitions of equity securities, and the Company may be limited in its ability to exit an equity security-related derivatives investment quickly or prior to an agreed upon maturity date. In addition, equity security-related derivatives typically do not convey voting rights in the underlying securities, and the Company therefore may not be in a position to exercise control over or vote its interest in its economic stake in the asset. The Company may choose to short the equity of an issuer when another technique is not available, most notably a bond or some other derivative. In addition, the Company may be forced to accept equity in certain circumstances. The value of these financial instruments generally will vary with the performance of the issuer and movements in the equity markets. As a result, the Company may suffer losses if it acquires equity instruments of issuers whose performance diverges from the Operating Manager’s expectations or if equity markets generally move in a single direction and the Company has not hedged against such a general move. The Company also may be exposed to risks that issuers will not fulfill contractual obligations such as, in the case of private placements, registering restricted securities for public resale. In addition, equity securities fluctuate in value in response to many factors, including the activities and financial condition of individual companies, geographic markets, industry market conditions, interest rates and general economic environments.

Our business is subject to heightened risk because of our plans to acquire Infrastructure Assets outside of the United States, which results in numerous risks related to foreign investment, including additional economic and political risk.

The Company has and may continue to acquire companies domiciled in or with operations or assets in countries outside of the United States, some of which may prove to be unstable. Additionally, there is often a high degree of government regulation in non-U.S. economies, including in the securities markets. Action by such governments may directly affect foreign investment in securities in those countries and may also have a significant indirect effect on the market prices of securities and of the payment of dividends and interest.

Non-U.S. investments involve certain risks not typically associated with investing in the United States, including risks relating to: (i) currency exchange matters, such as fluctuations in the rate of exchange between the U.S. dollar and the various non-U.S. currencies in which the Company’s non-U.S. investments may be denominated and costs associated with the conversion of investment principal and income from one currency into another (see also “—We face heightened risks with non-U.S. currencies because the value of the currency with respect to the U.S. dollar may change” below); (ii) the imposition or modification of foreign exchange controls; (iii) the unpredictability of international trade patterns; (iv) differences between U.S. and non-U.S. markets, including potential price volatility in, and relative illiquidity of, some non-U.S. markets; (v) the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and less government supervision and regulation across some countries; (vi) certain economic, social and political risks, including restrictions on non-U.S. investment and repatriation of capital, the risks of economic, social and political instability (including the risk of war, terrorism, social unrest or conflicts) and the possibility of nationalization, confiscatory taxation or expropriation of assets; (vii) the possible imposition on Shareholders of non-U.S. taxes on income and gains recognized with respect to such non-U.S. investments (possibly directly) and the possible imposition of withholding taxes or branch taxes on earnings of the Company from investments in such jurisdictions; (viii) different insurance or bankruptcy laws and customs; (ix) high transaction costs and difficulty in enforcing contractual obligations; (x) less developed corporate laws and limited information regarding, among other things, fiduciary duties and the protection of investors; (xi) higher dependence on exports and the corresponding importance of international trade; (xii) greater risk of inflation; (xiii) inability to exchange local currencies for U.S. dollars; (xiv) increased likelihood of governmental involvement in and control over the economy; (xv) governmental decisions to cease support of economic reform programs or to impose centrally planned economies; (xvi) less developed compliance culture; (xvii) risks associated with differing cultural expectations and norms regarding business practices; (xviii) longer settlement periods for transactions and less reliable clearance and custody arrangements; (xix) less developed, reliable or independent judiciary systems for the enforcement of contracts or claims, including less developed bankruptcy laws and processes; (xx) greater regulatory uncertainty; (xxi) maintenance of the Company’s assets with non-U.S. brokers and securities depositories; (xxii) threats or incidents of corruption or fraud; (xxiii) less developed securities markets, which could result in potential price volatility and relative illiquidity; (xxiv) the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and less government supervision and regulation, which could result in lower quality information being available and less developed corporate laws regarding fiduciary duties and the protection of investors; (xxv) certain economic and political risks, including potential economic, political or social instability, exchange control regulations, restrictions on foreign investment and repatriation of capital (possibly requiring government approval), expropriation or confiscatory taxation and higher rates of inflation and reliance on a more limited number of commodity inputs, service providers and/or distribution mechanisms; and (xxvi) fewer or less attractive financing and structuring alternatives and exit strategies.

In addition, these countries may have a short history as market economies, and acquisitions of assets or companies in such countries may entail a higher risk than with companies in North America or Europe. The Operating Manager will analyze risks in the applicable non-U.S. countries before making such acquisitions, but no assurance can be given that a change in political or economic climate, a lack of reliable and less detailed information than information typically available from U.S. investments or particular legal or regulatory risks might not adversely affect an acquisition by the Company.

Repatriation of income, assets and the proceeds of sales by companies foreign to such markets, such as the Company, may require governmental registration and/or approval in some emerging markets. The Company could be adversely affected by delays in or a refusal to grant any required governmental registration or approval for such repatriation or by withholding taxes imposed by emerging market countries on interest or dividends. In emerging markets, there is often less government supervision and regulation of business and industry practices, stock exchanges, over-the-counter markets, brokers, dealers, counterparties and issuers than in other more established markets. Any regulatory supervision that is in place may be subject to manipulation or control. Some emerging market countries do not have mature legal systems comparable to those of more developed countries. Moreover, the process of legal and regulatory reform may not be proceeding at the same pace as market developments, which could result in investment risk. Legislation to safeguard the rights of private ownership may not yet be in place in certain areas, and there may be the risk of conflict among local, regional and national requirements or authorities. In certain cases, the laws and regulations governing investments in securities may not exist or may be subject to inconsistent or arbitrary application or interpretation. Both the independence of judicial systems and their immunity from economic, political or nationalistic influences remain largely untested in many countries. The Company may also encounter difficulties in pursuing legal remedies or in obtaining and enforcing judgments in non-U.S. courts.

Future political and economic conditions in any of those countries may result in its government adopting different policies with respect to foreign investment. Any such changes in policy may affect ownership of assets, taxation, rates of exchange, environmental protection, repatriation of income and return of capital, with potentially adverse effects on the Company’s assets. Future actions of any relevant governments could have a significant effect on the relevant country’s economy, which could adversely affect private sector companies, market conditions and prices and yields of the Company’s assets. In recent years many countries have witnessed various terrorist attacks, civil unrest and other acts of violence, and it is possible that in the future such events as well as other adverse social, economic or political events in the Company’s target markets may adversely affect the value and prospects of the Company’s assets.

Changing political environments, regulatory restrictions and changes in government institutions and policies outside of the United States could adversely affect private investments. Civil unrest, ethnic conflict or regional hostilities may contribute to instability in some countries outside of the United States. Such instability may impede business activity and adversely affect the environment for foreign investments. The Company does not intend to obtain political risk insurance. Actions in the future of one or more non-U.S. governments could have a significant effect on the various economies, which could affect market conditions, prices and yields of securities in the Company’s holdings. Political and economic instability in any of the countries outside the United States in which the Company operates could adversely affect the Company’s assets.

The above factors will affect the evaluation of potential acquisitions and our ability to perform due diligence.

The burden of complying with conflicting laws may have an adverse impact on the operations of the Company.

Investment in non-U.S. securities involves considerations and possible risks not typically involved with investment in the securities of U.S. issuers, including changes in applicable laws, changes in governmental administration or economic or monetary policy (in the United States or elsewhere) or changed circumstances in dealings between nations. The application of non-U.S. tax laws (e.g., the imposition of withholding taxes on dividend or interest payments) may also affect investment in non-U.S. securities. Higher expenses may result from investment in non-U.S. securities than would result from investment in U.S. securities because of the costs that must be incurred in connection with conversions between various currencies and non-U.S. brokerage commissions that may be higher than in the United States. Non-U.S. securities markets also may be less liquid and more volatile.

Laws affecting international investment and business continue to evolve, although at times in an uncertain manner that may not coincide with local or accepted international practices. Laws and regulations, particularly those concerning foreign investment, insurance and taxation, can change quickly and unpredictably. Inconsistencies and discrepancies among the vast number of local, regional and national laws, the lack of judicial or legislative guidance on unclear or conflicting laws and broad discretion on the part of government authorities implementing the laws produce additional legal uncertainties. The burden of complying with conflicting laws may have an adverse impact on the operations of the Company.

We face heightened risks with non-U.S. currencies because the value of the currency with respect to the U.S. dollar may change.

While the Company expects to make acquisitions that are denominated in U.S. dollars, the Company may also acquire infrastructure assets denominated in other currencies around the world. Infrastructure assets that are denominated in currencies other than U.S. dollars are subject to the risk from an investor’s perspective that the value of the currency could change in relation to one or more other currencies, including the U.S. dollar, the currency in which the books of the Company are kept and contributions and distributions generally will be made. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. The Company will incur costs in converting proceeds from one currency to another. The Operating Manager may, but is under no obligation to, employ hedging techniques to minimize these risks, the costs of which will be borne by the Company, although there can be no assurance that such strategies will be effective. See “—The Company and/or its Infrastructure Assets may engage in a variety of over-the-counter and other derivative transactions as part of their hedging or other strategies, which may subject the Company to increased risk or adversely affect the Company’s business. The Company could buy or sell options which involves the risk of losing the value of or incurring liability relating to those options” above. Non-U.S. prospective investors should note that the Shares are denominated in U.S. dollars. Prospective investors subscribing for Shares in any country in which U.S. dollars are not the local currency should note that changes in the value of foreign exchange between the U.S. dollar and such currency may have an adverse effect on the value, price or income of the investment to such prospective investors. In all instances, the fees, costs and expenses associated with hedging and similar transactions will be Operating Expenses and not considered borrowings by the Company.

Due to different accounting and other standards, the Company may be presented with information that is less reliable and less sophisticated than GAAP principles would allow for, which would adversely affect our business.

Accounting, financial, auditing and other reporting standards, practices and disclosure requirements that are not equivalent to generally accepted accounting principles in the United States (“GAAP”), may differ in fundamental ways. Accordingly, information available to the Company that is not consistent with GAAP including both general economic and commercial information and information concerning specific infrastructure assets, may be less reliable and less detailed than information available in more financially sophisticated countries, which could adversely impact, among other things, the Company’s due diligence and reporting activities. Assets and profits appearing on the financial statements of an Infrastructure Asset may not reflect its financial position or results of operations in the way they would be reflected had such financial statements been prepared in accordance with GAAP. Even for financial statements prepared in accordance with GAAP, the accounting entries and adjustments may not reflect economic reality and actual value.

Furthermore, for an Infrastructure Asset that keeps accounting records in a currency other than U.S. dollars, inflation accounting rules in certain markets require, for both tax and accounting purposes, that certain assets and liabilities be restated on Infrastructure Asset’s balance sheet in order to express items in terms of a currency of constant purchasing power. As a result, financial data of prospective investments may be materially affected by restatements for inflation and may not accurately reflect actual value. Accordingly, the Company’s ability to conduct due diligence in connection with an investment and to monitor the investment may be adversely affected by these factors.

Changes in economic policy, the regulation of the asset management industry, insurance law, tax law, immigration policy, environmental protection and/or climate change policies or regulations and/or government entitlement programs could negatively affect the Company.

Any significant changes in, among other things, economic policy (including with respect to interest rates and foreign trade), the regulation of the asset management industry, insurance law, tax law, immigration policy, environmental protection and/or climate change policies or regulations and/or government entitlement programs could have a material adverse impact on the Company and its assets. More generally, legislative acts, rulemaking, adjudicatory or other activities by U.S. or non-U.S. governmental, quasi-governmental or self-regulatory bodies, agencies and regulatory organizations could make it more difficult (or less attractive) for the Company to achieve its objectives or for some or all of the Company’s Infrastructure Assets to engage in their respective businesses.

Populist, protectionist and anti-globalization movements, particularly in Western Europe and the United States, could result in material changes in economic, trade and immigration policies, all of which could lead to significant disruption of global markets and could have materially adverse consequences on the investments of the Company, including in particular on infrastructure assets whose operations are directly or indirectly dependent on international trade.

We expect our acquisitions to include Infrastructure Assets in regulated industries that could negatively affect the Company. Acquisitions of Infrastructure Assets in regulated industries exposes us to a higher level of regulatory control than typically imposed on other businesses.

In many instances, the making or acquisition of infrastructure investments involves an ongoing commitment to a municipal, state or federal government, quasi-government, industry, self-regulatory or other relevant regulatory authority, body or agency (“Regulatory Agencies”). These more highly regulated industries include among others, real estate, financial services (including banking, investing and mortgage servicing), transportation (e.g., aviation), energy and power generation, civil engineering and urban development, construction and businesses that serve primarily customers that are governmental entities, including the defense industry. Certain investments (e.g., those involving hospitality, hotels and leisure) also can involve regulated activities (e.g., gaming and liquor). The nature of these obligations exposes the owners of infrastructure assets to a higher level of regulatory control than typically imposed on other businesses, including rules regarding transfer of ownership. Regulatory Agencies may impose conditions on the construction, operations and activities of an infrastructure asset as a condition to granting their approval or to satisfy regulatory requirements. This may include requirements that such assets remain managed by the Company, the Operating Manager or their respective affiliates, which may limit the ability of the Infrastructure Assets to dispose of the assets at opportune times.

Regulatory Agencies may have considerable discretion to change or increase regulation of the operations of an infrastructure asset or to otherwise implement laws, regulations or policies affecting its operations (including, in each case, with retroactive effect), separate from any contractual rights that the Regulatory Agency counterparties may have. Accordingly, additional or unanticipated regulatory approvals, including, without limitation, renewals, extensions, transfers, assignments, reissuances or similar actions, may be required to acquire infrastructure assets, and additional approvals may become applicable in the future due to, among other reasons, a change in applicable laws and regulations or a change in the relevant Infrastructure Asset’s customer base. There can be no assurance that an Infrastructure Asset will be able to: (i) obtain all required regulatory approvals that they do not yet have or that they may require in the future; (ii) obtain any necessary modifications to existing regulatory approvals; or (iii) maintain required regulatory approvals. Licenses and regulatory approvals may be expensive or result in delays to transfer of development of Infrastructure Assets. Delay in obtaining or failure to obtain and maintain in full force and effect any regulatory approvals, or amendments thereto, or delay or failure to satisfy any regulatory conditions or other applicable requirements could prevent operation of a facility owned by an infrastructure asset, the completion of a previously announced acquisition or sale to a third party, or could prevent operation of a facility owned by an Infrastructure Asset, the completion of a previously announced acquisition or sale to a third party, or could otherwise result in additional costs to the Infrastructure Asset and the Company.

Since many Infrastructure Assets will provide basic, everyday services and face limited competition, Regulatory Agencies may be influenced by political considerations and may make decisions that adversely affect the Infrastructure Asset’s business. Certain types of Infrastructure Assets are very much in the “public eye” and politically sensitive, and as a result the Company’s activities, may attract an undesirable level of publicity. Additionally, pressure groups and lobbyists may induce Regulatory Agency action to the detriment of the Company as the owner of the relevant asset or business. There can be no assurance that the relevant government will not legislate, impose regulations or change applicable laws or act contrary to the law in a way that would materially and adversely affect the business of an Infrastructure Assets. The profitability of certain types of investments may be materially dependent on government subsidies being maintained (for example, government programs encouraging the development of certain technologies such as solar and wind power generation). Reductions or eliminations of such subsidies may have a material adverse impact on the Infrastructure Assets and the Company.

Where the Company or an Infrastructure Asset holds a concession or lease from a Regulatory Agency, such arrangements are subject to special risks as a result of the nature of the counterparty. The concession or lease may restrict the operation of the relevant asset or business in a way that maximizes cash flows and profitability. The lease or concession may also contain clauses more favorable to the Regulatory Agency counterparty than a typical commercial contract. In addition, there is the risk that the relevant Regulatory Agency will exercise sovereign rights and take actions contrary to the rights of the Company or an Infrastructure Asset under the relevant agreement. Poor performance and other events during construction or operating phases may lead to termination of the relevant concession or lease agreement, which may or may not provide for compensation to the relevant Infrastructure Assets. If it does, as the Infrastructure Asset would generally be deemed to have been “at fault,” then often the amount of any related senior debt may not be paid out in full and compensation for lost equity returns may not be provided.

Certain Infrastructure Assets may require the use of public ways or may operate under easements. Regulatory Agencies may retain the right to restrict the use of such public ways or easements or require an Infrastructure Asset to remove, modify, replace or relocate facilities relating to Infrastructure Assets at its own expense. If a Regulatory Agency exercises these rights, an Infrastructure Asset could incur significant costs and their ability to provide services to their customers could be disrupted, which could adversely impact the performance of such investment.

Changes in applicable laws or regulations, or in the interpretations of these laws and regulations, could result in increased compliance costs or the need for additional capital expenditures and/or regulatory capital requirements in the case of banks or similarly regulated entities. If an Infrastructure Asset fails to comply with these requirements, it could also be subject to civil or criminal liability and the imposition of fines.

An Infrastructure Asset also could be negatively affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such company. Governments have considerable discretion in implementing regulations that could impact an Infrastructure Asset’s business and governments may be influenced by political considerations and may make decisions that adversely affect an Infrastructure Asset’s business. Additionally, certain Infrastructure Assets have unionized work forces or employees who are covered by a collective bargaining agreement, which could subject any such Infrastructure Asset’s activities and labor relations matters to complex laws and regulations relating thereto.

Moreover, an Infrastructure Asset’s operations and profitability could suffer if it experiences labor relations problems. Upon the expiration of any such Infrastructure Asset’s collective bargaining agreements, it may be unable to negotiate new collective bargaining agreements on terms favorable to it, and its business operations at one or more of its facilities may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating its collective bargaining agreements. A work stoppage at one or more of any such company’s facilities could have a negative effect on its business, results of operations and financial condition. Additionally, any such problems may bring scrutiny and attention to the Company itself, which could adversely affect the Company’s ability to implement its objectives.

An Infrastructure Asset’s operations may rely on government licenses, concessions, leases or contracts that are generally very complex and may result in a dispute over interpretation or enforceability. Even though most permits and licenses are obtained prior to the commencement of full project operations, many of these licenses and permits have to be maintained over the project’s life. If the Company or an Infrastructure Asset fails to comply with these regulations or contractual obligations, they could be subject to monetary penalties or may lose their right to operate the affected asset, or both.

Acquiring Infrastructure Assets that derive substantially all of their revenues from throughput-related fees subjects us to increased regulation.

The Company may invest in Infrastructure Assets that derive substantially all of their revenues from tolls, tariffs or other usage or throughput-related fees. Services provided by such Infrastructure Assets may be subject to rate regulation by a Regulatory Agency that determines or limits the prices that may be charged, particularly if the relevant Infrastructure Asset is the sole or predominant service provider in its service area or provides services that are essential to the community. An Infrastructure Asset may be subject to unfavorable regulatory determinations that may be final with no right of appeal or that, despite a right of appeal, could result in their profits being negatively affected and assets not meeting initial return expectations. Users of the applicable service provided by an Infrastructure Asset may react negatively to any adjustments to the applicable rates, or public pressure may cause a Regulatory Agency to challenge such rates. In addition, adverse public opinion, or lobbying efforts by specific interest groups, could result in government pressure on such Infrastructure Asset to reduce their rates or to forego planned rate increases or may otherwise result in a reduction of usage volume by users of the applicable service. It cannot be guaranteed that Regulatory Agencies with which the Infrastructure Asset has concession agreements will not try to exempt certain users from tolls, tariffs or other fees or negotiate lower rates. If public pressure or government action forces an Infrastructure Asset to restrict their rate increases or reduce their rates or reductions in usage of the relevant services and cannot be reversed or become significant and/or long term and the Infrastructure Asset is not able to secure adequate compensation to restore the economic balance of the relevant concession agreement, the Company’s business, financial condition and results of operations could be adversely affected. To the extent that the Operating Manager’s assumptions regarding the demand, usage and patronage of assets prove incorrect, the Company’s financial returns could be adversely affected. Some of these Infrastructure Assets may be subject to seasonal variations in terms of usage. Accordingly, the Company’s operating results for any particular Infrastructure Assets in any particular quarter may not be indicative of the results that can be expected for such Infrastructure Assets throughout the entire year.

We could be subject to review and approval by CFIUS or other regulatory agencies resulting in limitations or restrictions on our acquisitions and joint ventures.

Certain acquisitions made by the Company, including those that involve a business or real estate connected with, related to or that implicates national security, critical technology or critical infrastructure or the collection or storage of sensitive data, could be subject to review and approval by the Committee on Foreign Investment in the United States (“CFIUS”), non-U.S. national security/investment clearance regulators or other regulators (each, a “FDI Regulator”), depending on the beneficial ownership and control of Shares in the Company, as well as access to information and other rights regarding Company assets. In the event that a FDI Regulator reviews one or more of the Company’s proposed or existing acquisitions, there can be no assurances that the Company will be able to maintain, or proceed with, such acquisitions on terms acceptable to the Company. FDI Regulators may seek to impose limitations or restrictions that prevent the Company from maintaining or pursuing acquisitions, which could adversely affect the Company’s performance with respect to such acquisitions (if consummated) and thus the Company’s performance as a whole. In the event that restrictions are anticipated to be imposed on any acquisition by the Company due to the non-U.S. status of a Shareholder or group of Shareholders or other related CFIUS, national security or other regulatory considerations, the Operating Manager could choose to exclude such Shareholder(s) from participating in such acquisition, require the Shareholder(s) to withdraw from the Company, restrict transfers by a Shareholder, substitute required votes by the Board or Shareholders, restrict or otherwise limit information otherwise required to be provided to Shareholders or the Board or implement a structure for such acquisition that results in different instruments being held by or for the benefit of such Shareholders, which could result in such Shareholders receiving all or a portion of any distributions relating to such acquisition in a different manner, or on different timing, than other Shareholders or the Operating Manager (including in respect of the Operating Manager’s Performance Fee). The outcome of CFIUS’s and other FDI Regulators’ processes may be difficult to predict, and there is no guarantee that, if applicable to an Infrastructure Asset, the decisions of CFIUS or other FDI Regulators would not adversely impact the Company’s acquisition of such entity.

If the Company acquires Infrastructure Assets for which approval by CFIUS or a FDI Regulator is being sought, the Company and a governmental entity might address perceived threats to national security or other relevant concerns through mitigation measures such as, including contractual undertakings with such governmental entity, board resolutions and proxy agreements, among others. Such measures may include the disclosure of certain identifying information relating to some or all of the Shareholders to the applicable regulator and/or, in certain circumstances, filing requirements being imposed on one or more Shareholders and/or Co-Investors and complying with these laws or measures may impose potentially significant costs and complex additional burdens. The time it takes to negotiate any such measures or the length of the review process of a FDI Regulator could place the Company at a competitive disadvantage to purchasers not subject to review by a FDI Regulator. Should approval by a FDI Regulator be a closing condition to a prospective transaction, there is a risk that such approval might not be granted and the Company will have to bear the costs and expenses relating to such unconsummated acquisition.

Our business may be affected by acquiring stocks of public companies, taking private Infrastructure Assets public or acquiring minority positions.

The Company may acquire stock or other securities (including debt securities) of public companies (subject to restrictions applicable to open market purchases of public equity in the LLC Agreement) or take private Infrastructure Assets public. Acquisitions of stock in public companies may subject the Company to risks that differ in type or degree from those involved with acquisitions of privately held companies. Such risks include, without limitation, movements in the stock market and trends in the overall economy, greater volatility in the valuation of such companies, increased obligations to disclose information regarding such companies, limitations on the ability of the Company to dispose of such securities at certain times (including due to the possession by the Company of material non-public information), increased likelihood of shareholder litigation against such companies’ board members, which may include Apollo personnel, regulatory action by the SEC, inability to obtain financial covenants or other contractual governance rights, lack of access to certain information regarding such public company and increased costs associated with each of the aforementioned risks. In connection with any such shareholder litigation that arises in connection with the Company’s acquisition in a public company, it is possible that the Company may not fund the full amount of the purchase price associated with such acquisition and return the applicable amount of proceeds to the Shareholders until such shareholder litigation is finally resolved. If the Company contributes to the acquisition of the applicable Infrastructure Asset a portion of the purchase price that was not needed at such time in light of such shareholder litigation, the Operating Manager or the Infrastructure Asset may cause such amounts to be returned to the Company, which amounts can be held in reserve by the Company or returned to the Shareholders (on a pro rata basis, as determined by the Operating Manager). Any subsequent acquisition of such amounts in such Infrastructure Asset for purposes of settling or otherwise resolving any such shareholder litigation may not be deemed an additional acquisition in such Infrastructure Asset.

The Company has and could continue to make minority equity or debt acquisitions in companies where the Company may have limited influence and accumulate minority positions in the outstanding voting stock, or securities convertible into the voting stock or other securities (including debt securities), of such companies. Such companies may have economic or business interests or goals that are inconsistent with those of the Company and the Company may not be in a position to limit or otherwise protect the value of its acquisition in such companies. The Company’s control over the investment policies of such companies may also be limited. This could result in the Company’s assets being frozen in minority positions that incur a substantial loss. If the Company takes such a minority position in publicly traded securities as a “toe-hold” position, then such publicly traded securities may fluctuate in value over the duration of the Company’s acquisition in such publicly traded securities, which could potentially reduce returns to Shareholders. While the Operating Manager may seek to accumulate larger positions on behalf of the Company through open market purchases, registered Share Repurchases, negotiated transactions or private placements, the Company may be unable to accumulate a sufficiently large position in a company to execute its strategy. In such circumstances, the Company may dispose of its position in a company within a short time of acquiring it and there can be no assurance that the price at which the Company can sell such securities will not have declined since the time of acquisition. Moreover, this may be exacerbated by the fact that securities of the companies that the Company may target may be thinly traded and that the Company’s position may nevertheless have been substantial, although not controlling, and its disposal may depress the market price for such securities. As discussed herein, it is anticipated that such minority equity or debt positions could be permanently levered, including in connection with the use of a Company credit facility.

Force Majeure events may adversely affect our Infrastructure Assets.

Infrastructure Assets or assets may be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, including, without limitation, acts of God, fire, flood, earthquakes, outbreaks of infectious disease, pandemic or any other serious public health concern, war, regional armed conflict, terrorism and labor strikes). Natural disasters, epidemics, pandemics and other acts of God, which are beyond the control of the Operating Manager, may negatively affect the economy, infrastructure and livelihood of people throughout the world. For example, Southeast Asia and many countries in Asia, including China, Japan, Indonesia and Australia have been affected by earthquakes, floods, typhoons, drought, heat waves or forest fires. Disease outbreaks have occurred in Asia in the past (including severe acute respiratory syndrome, or SARS, avian flu, H1N1/09 flu and COVID-19), and any prolonged occurrence of infectious disease, or other adverse public health developments or natural disasters in any country related to the Company’s assets may have a negative effect on the Company. Resulting catastrophic losses may either be uninsurable or insurable at such high rates as to make such coverage impracticable. If such a major uninsured loss were to occur with respect to any of the Company’s assets, the Company could lose both invested capital and anticipated profits.

Some force majeure events may adversely affect the ability of a party (including an Infrastructure Asset or a counterparty to the Company or an Infrastructure Asset) to perform its obligations until it is able to remedy the force majeure event. In addition, the cost to an Infrastructure Asset or the Company of repairing or replacing damaged assets resulting from such force majeure event could be considerable. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which the Company may operate specifically. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control over one or more Infrastructure Assets or its assets, could result in a loss to the Company, including if its position in such Infrastructure Asset is canceled, unwound or acquired (which could be without what the Company considers to be adequate compensation). Any of the foregoing may therefore adversely affect the performance of the Company and its assets.

Risks Related to our Primary Operating Strategies

Risks Related to Acquiring Long-Term Control-Oriented Infrastructure Assets

Government contracts can be uncertain.

The Company may invest in Infrastructure Assets involved in companies engaged in supplying equipment and services to government agencies, which are subject to certain business risks peculiar to that industry. These risks include the ability of the U.S. government to, in some circumstances, unilaterally suspend its contractors from receiving new contracts in the event of certain violations of law or regulation. All of an Infrastructure Asset’s U.S. government contracts may, by their terms, be subject to termination by the U.S. government either for its convenience or following the default of the Infrastructure Asset. In addition, certain costs and expenses may not be allowable charges under U.S. government contracts. An Infrastructure Asset, as a U.S. government contractor, may be subject to financial audits and other reviews by the U.S. government of performance of, and the accounting and general practices relating to, U.S. government contracts. Costs and prices under such contracts may be subject to adjustment based upon the results of such audits and reviews.

The Company faces the risk of eminent domain and governmental takings.

Certain Infrastructure Assets may become subject to eminent domain proceedings brought by municipal governments and/or other governmental instrumentalities with the aim of acquiring one or more of the Company’s Infrastructure Assets. Such proceedings may divert the financial resources of the Company and the time of the employees of the Operating Manager or its affiliates away from the Company’s business activities, and there cannot be any guarantee that the Company will be able to successfully prevent the acquisition of any Infrastructure Assets via such proceedings. If such governmental instrumentality successfully acquires an Infrastructure Asset by way of an eminent domain proceeding, there is no guarantee that the Company will receive compensation for such Infrastructure Asset in an amount sufficient to compensate the Company either for such Infrastructure Asset’s market value or the Company’s cost basis in such Infrastructure Asset. Additionally, a governmental instrumentality may impose restrictions on the use of Infrastructure Assets held by the Company that may or may not be considered “regulatory takings” depending upon applicable law and for which the Company may or may not be able to secure compensation, and if the Company is able to secure compensation, such compensation may be less than the diminution in value of the Infrastructure Asset attributable to the restriction.

Infrastructure Assets we purchase may face issues relating to labor relations, which could result in those Infrastructure Assets being subjected to labor disputes, difficulties relating to the negotiation of collective bargaining agreements and complex laws and regulations.

Certain Infrastructure Assets may have unionized work forces or employees who are covered by a collective bargaining agreement, which could subject any such Infrastructure Asset’s activities and labor relations matters to complex laws and regulations relating thereto. Moreover, an Infrastructure Asset’s operations and profitability could suffer if it experiences labor relations problems. Upon the expiration of any Infrastructure Asset’s collective bargaining agreements, it may be unable to negotiate new collective bargaining agreements on terms favorable to it, and its business operations at one or more of its facilities may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating its collective bargaining agreements. A work stoppage at one or more of an Infrastructure Asset’s facilities could have a material adverse effect on its business, results of operations and financial condition. Any such problems additionally may adversely affect the Company’s ability to implement its objectives.

Our business may be adversely affected by commodity price risk and energy industry market dislocation.

Acquisitions made by the Company might be subject to commodity price risk. The operation and cash flows of any asset could depend, in some cases to a significant extent, upon prevailing market prices of commodities, including, for example, commodities such as oil, gas, coal, electricity, steel or concrete. Commodity prices fluctuate depending on a variety of factors beyond the control of Apollo or its portfolio companies, the Company or its Infrastructure Assets or their respective affiliates, including, without limitation, weather conditions, foreign and domestic supply and demand, force majeure events, pandemics, epidemics, changes in laws, governmental regulations, price and availability of alternative commodities, international political conditions and overall economic conditions. Events in the energy markets over the last few years have caused significant dislocations and illiquidity in the equity and debt markets for energy companies and related commodities, with COVID-19 recently enhancing such dislocation. To the extent that such events continue (or even worsen), they could have an increasingly adverse impact on certain Company acquisitions and could continue to lead to the further weakening of the U.S. and global economies. The recent economic downturn arising initially due to the COVID-19 pandemic adversely affected the financial resources of and returns generated by Infrastructure Assets in this sector and such adverse effect could reoccur in the event of another pandemic and continue for some time. Such marketplace events could also restrict the ability of the Company to sell or liquidate Infrastructure Assets at favorable times or for favorable prices. A stabilization or improvement of the conditions in the global financial markets generally and the energy markets specifically likely would aid the Company’s Infrastructure Assets in this sector. Absent such a recovery or in the event of a further market deterioration, the value of the Company’s Infrastructure Assets in this sector might not appreciate as projected (if applicable) or could suffer a loss. There can be no assurance as to the duration of any perceived current market dislocation.

Compliance with environmental laws and regulations may result in substantial costs to the Company.

The operation of Infrastructure Assets is subject to numerous statutes, rules and regulations relating to environmental protection. Ordinary operation or the occurrence of an accident with respect to an Infrastructure Asset could cause major environmental damage, which may result in significant financial distress to the relevant Infrastructure Asset, if not covered by insurance.

Furthermore, changes in environmental laws or regulations or the environmental condition of an investment may create liabilities that did not exist at the time of its acquisition and that could not have been foreseen. Community and environmental groups may protest about the development or operation of infrastructure assets, which may induce government action to the detriment of the Company. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly construction, drilling, water management, completion, waste handling, storage, transport, disposal or cleanup requirements could require the Company to make significant expenditures to attain and maintain compliance, which may have a material adverse effect on their results of operations or financial condition. New and more stringent environmental or health and safety laws, regulations and permit requirements, or stricter interpretations of current laws, regulations or requirements, could impose substantial additional costs on the Infrastructure Assets or could otherwise place the Infrastructure Assets at a competitive disadvantage compared to alternative forms of infrastructure, and failure to comply with any such requirements could have an adverse effect on the Infrastructure Assets and the Company. Some of the most onerous environmental requirements regulate air emissions of pollutants and greenhouse gases; these requirements may particularly affect companies in the power and energy industry. For example, the Federal Clean Air Act and other similar federal, state and provincial laws are subject to periodic review and amendment, which could result in more stringent emission control requirements obligating Infrastructure Assets to make significant capital expenditures at their facilities. There can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts currently anticipated.

The effect of global climate change may impact our business such as through increased operating and capital costs and reduced demand for the products and services of certain Infrastructure Assets.

Climate change and related regulation could result in significantly increased operating and capital costs and could reduce demand for the products and service of certain Infrastructure Assets. The Company may acquire Infrastructure Assets that are located in areas which are subject to climate change and, as such, there may be significant physical effects of climate change that have the potential to have a material effect on the Company’s business and operations. Physical impacts of climate change may include: increased storm intensity and severity of weather (e.g., floods or hurricanes); wildfires; sea level rise; and extreme temperatures. For example, many climate models indicate that global warming is likely to result in rising sea levels and increased frequency and severity of weather events, which may lead to higher insurance costs, or a decrease in available coverage, for Infrastructure Assets in areas subject to severe weather. These climate-related changes could damage Infrastructure Assets’ physical infrastructure, especially operations located in low-lying areas near coasts and river banks, and facilities situated in hurricane-prone and rain-susceptible regions.

Moreover, if the evidence supporting climate change continues to grow, various Regulatory Agencies may enact more restrictive environmental regulations. Various laws and regulations exist or are under development that seek to regulate the emission of Greenhouse Gasses (“GHGs”) such as methane and CO2, including the U.S. Environmental Protection Agency programs to control GHG emissions and state actions to develop statewide or regional programs. Proposed approaches to further regulate GHG emissions include establishing GHG “cap and trade” programs, increased efficiency standards and incentives or mandates for pollution reduction, use of renewable energy sources or use of alternative fuels with lower carbon content. Adoption of any such laws or regulations could increase Infrastructure Assets’ costs to operate and maintain facilities and could require the installation of new emission controls, acquire allowances for GHG emissions, tax payments related to GHG emissions and administration and management of a GHG emissions program. These more restrictive regulations could materially impact the revenues and expenses of the Infrastructure Assets.

Additionally, efforts to disclose GHG emissions and climate-related financial risks through environmental sustainability legislation and regulation, or non-binding standards or accords, is an increased focus of global, national, regional and state regulators. Our operations may be subject to regulations in the U.S. and abroad that would require us to disclose certain information, such as climate-related financial risks under the SEC’s recently adopted climate-related disclosure rule. Future costs to comply with such regulations are likely to increase our operating costs over time.

As a result of physical impacts from climate-related events, the Company may be vulnerable to the following: risks of damage to the Company’s assets; indirect financial and operational impacts from disruptions to the operations of the Company’s Infrastructure Assets due to severe weather or other unforeseen climate-related events; increased insurance premiums and deductibles or a decrease in the availability of coverage for Infrastructure Assets in areas subject to severe weather; increased insurance claims and liabilities; increase in energy cost impacting operational returns; changes in the availability or quality of water or other natural resources on which the Infrastructure Asset’s business depends; decreased consumer demand for Infrastructure Asset products or services resulting from physical changes associated with climate change; incorrect long-term valuation of an equity asset due to changing conditions not previously anticipated at the time of the acquisition; and economic disturbances arising from the foregoing.

Our business may be affected by construction risks typical to Infrastructure Assets, including issues related to labor, regulatory approvals, construction delays, coordination with public utilities, adverse weather conditions and accidents.

The Company may acquire infrastructure assets that may include both existing assets or businesses and in “greenfield” assets and other assets and businesses that require significant capital expenditure to bring them to fully commissioned and/or cash-flowing status or to otherwise optimize their operational capabilities. Construction risks typical for “greenfield” Infrastructure Assets and businesses in which the Company may invest, include, without limitation, risks of: (i) labor disputes, shortages of material and skilled labor or work stoppages; (ii) difficulty in obtaining regulatory, environmental or other approvals or permits; (iii) slower than projected construction progress and the unavailability or late delivery of necessary equipment; (iv) less than optimal coordination with public utilities in the relocation of their facilities; (v) adverse weather conditions and unexpected construction conditions; (vi) accidents or the breakdown or failure of construction equipment or processes; (vii) other events discussed above under “—Risks Related to the Company’s Infrastructure Assets and Owning and Managing Infrastructure Assets Generally—Force Majeure events may adversely affect our Infrastructure Assets” that are beyond the control of the Operating Manager and the Company; and (viii) risks associated with holding direct or indirect interests in undeveloped land or underdeveloped real property. These risks could result in substantial unanticipated delays or expenses (which may exceed expected or forecasted budgets or cash flow generation) and, under certain circumstances, could prevent completion of construction activities once undertaken, any of which could have an adverse effect on the Company and on the amount of funds available for distribution to Shareholders. Delays in construction may also affect the scheduled cash flow necessary to cover the debt service costs and operation and maintenance expenses. Similar risks apply to the ongoing operations of any assets or businesses. Infrastructure Assets may remain in construction phases for a prolonged period and, accordingly, may not be cash generative for a prolonged period. While the intention of the Company in respect of any Infrastructure Asset may be for construction works to be contracted to a construction contractor on a fixed-price basis with liquidated damages payable to the Company where delay is caused that is attributable to the contractor, the related contractual arrangements made by the Company may not be as effective as intended and/or contractual liabilities on the part of the Company may result in unexpected costs or a reduction in expected revenues for the Company. In addition, recourse against the contractor may be subject to liability caps or may be subject to default or insolvency on the part of the contractor.

Other assets and businesses which the Company acquires may require large capital investments including, but not limited to, in connection with completing, maintaining, developing and/or expanding their existing plant, machinery and facilities, necessary software and other intellectual property assets or securing necessary Regulatory Agency license approvals and concessions and complying with related requirements. Such capital expenditures may exceed cash flow from operations and/or the amount of capital the Company has invested or will invest (including through permitted follow-on investments) and the relevant Infrastructure Asset may need to secure additional capital through other means and sources, including selling assets or refinancing or restructuring its debt capital, which, if available, could be at higher interest rates and/or otherwise on more onerous terms than any existing debt financing. Sourcing of such capital through additional equity investment from third parties could dilute the Company’s holding and its returns and such dilution may be on the basis of valuations of hard to value illiquid assets, which may ultimately result in an over-dilution of the Company’s holding, all of which will have an adverse impact on the returns generated by the Company’s acquisition of such Infrastructure Asset. Any delay or failure by the relevant Infrastructure Asset to secure such capital from other sources and to implement the necessary capital expenditures in whole or in part will also have an adverse impact on returns to the extent there is a delay or failure in its ability to achieve fully commissioned and/or cash-flowing status or to otherwise optimize its operational capabilities.

Our business may be affected by changes in technology.

The Company may be exposed to the risk that a change could occur in the way a service or product is delivered to the Infrastructure Asset, rendering the existing technology obsolete. While the risk could be considered as low in the infrastructure sector given the massive fixed costs involved in constructing assets and the fact that many infrastructure technologies are well established, any technological change that occurs over the medium term could threaten the profitability of an Infrastructure Asset. If such a change were to occur, these Infrastructure Assets would have very few alternative uses should they become obsolete. In addition, new technology installed in a power plant may not work or may diminish the capacity, output and efficiency of the Infrastructure Asset.

Risks Related to Infrastructure Asset Financings

There is no restriction on credit quality for Company acquisitions of debt instruments and the amount and timing of payments with respect to loans are not guaranteed, which may cause losses.

The Company has and may in the future continue to, in certain circumstances, acquire debt instruments or convertible debt securities in connection with acquisitions in equity or equity-related securities (including as additional investments) or may make debt acquisitions, which could take into account leverage incurred in connection with such acquisitions, comparable to equity or equity-related securities. Such debt may be unsecured and structurally or contractually subordinated to substantial amounts of senior indebtedness, all or a significant portion of which may be secured. Moreover, such debt acquisitions may not be protected by financial covenants or limitations upon additional indebtedness and there is no minimum credit rating for such debt acquisitions. Other factors may materially and adversely affect the market price and yield of such debt acquisitions, including investor demand, changes in the financial condition of the applicable issuer, government fiscal policy and domestic or worldwide economic conditions. Certain debt instruments which the Company may acquire may have speculative characteristics. A secured debt acquisition is subject to the same risks as the underlying asset securing the debt.

There are no restrictions on the credit quality of the acquisitions of the Company. Rating agencies rate debt securities based upon their assessment of the likelihood of the receipt of principal and interest payments. Rating agencies do not consider the risks of fluctuations in market value or other factors that may influence the value of debt securities. Therefore, the credit rating assigned to a particular instrument may not fully reflect the true risks of an acquisition in such instrument. Credit rating agencies may change their methods of evaluating credit risk and determining ratings. These changes may occur quickly and often. While the Company may give some consideration to ratings, ratings may not be indicative of the actual credit risk of the Company’s assets in rated instruments.

Generally, acquisitions in speculative securities offer a higher return potential than higher-rated securities, but involve greater volatility of price and greater risk of loss of income and principal. The issuers of such instruments (including sovereign issuers) may face significant ongoing uncertainties and exposure to adverse conditions that may undermine the issuer’s ability to make timely payment of interest and principal. Such instruments are regarded as predominantly speculative with respect to the issuer’s capacity to pay interest and repay principal in accordance with the terms of the obligations and involve major risk exposure to adverse conditions. In addition, an economic recession could severely disrupt the market for most of these instruments and may have an adverse impact on the value of such instruments. It also is likely that any such economic downturn could adversely affect the ability of the issuers of such instruments to repay principal and pay interest thereon and increase the incidence of default for such instruments.

The portfolio of the Company will include loans, which may be non-performing and possibly in default. Furthermore, the obligor and/or relevant guarantor may also be in bankruptcy or liquidation. There can be no assurance as to the amount and timing of payments with respect to such loans. Although the Operating Manager will attempt to manage these risks, there can be no assurance that these investments will increase in value or that the Company will not incur significant losses. The Operating Manager anticipates that several of the Company’s assets will incur losses.

Loans we acquire may not receive an investment-grade rating, or may be unrated, which can result in additional risk that can adversely affect our returns.

Senior secured loans are usually rated below investment-grade or may also be unrated. As a result, the risks associated with senior secured loans are similar to the risks of below-investment-grade fixed-income instruments, although senior secured loans are senior and secured in contrast to other below-investment-grade, fixed-income instruments, which are often subordinated or unsecured. Investment in senior secured loans rated below investment-grade is considered speculative because of the credit risk of their issuers. Such companies are more likely than investment-grade issuers to default on their payments of interest and principal owed to the Company, and such defaults could have a material adverse effect on the Company’s performance. An economic downturn would generally lead to a higher nonpayment rate, and a senior secured loan may lose significant market value before a default occurs. Moreover, any specific collateral used to secure a senior secured loan may decline in value or become illiquid, which would adversely affect the senior secured loan’s value. Senior secured loans are subject to a number of risks described elsewhere in this Annual Report on Form 10-K, including liquidity risk and the risk of investing in below-investment-grade fixed-income instruments. There may be less readily available and reliable information about most senior secured loans than is the case for many other types of securities. As a result, the Operating Manager will rely primarily on its own evaluation of a borrower’s credit quality rather than on any available independent sources. Therefore, the Company will be particularly dependent on the analytical abilities of the Operating Manager.

In general, the secondary trading market for senior secured loans is not well developed. No active trading market may exist for certain senior secured loans, which may make it difficult to value them. Illiquidity and adverse market conditions may mean that the Company may not be able to sell senior secured loans quickly or at a fair price. To the extent that a secondary market does exist for certain senior secured loans, the market for them may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods.

Acquiring subordinated loans or securities can be associated with the increased risks of unrated or below investment-grade assets.

Certain of the Company’s assets consist, and will continue to consist, of loans or securities, or interests in pools of securities that are subordinated or may be subordinated in right of payment and ranked junior to other securities issued by, or loans made to obligors. If an obligor experiences financial difficulty, holders of its more senior securities will be entitled to payments in priority to the Company. Some of the Company’s asset-backed investments may also have structural features that divert payments of interest and/or principal to more senior classes of loans or securities backed by the same assets when loss rates or delinquency exceeds certain levels. This may interrupt the income the Company receives from its acquisitions, which may lead to the Company having less income to distribute to Shareholders.

In addition, many of the obligors are highly leveraged and many of the Company’s assets will be in securities which are unrated or rated below investment-grade. Such acquisitions are subject to additional risks, including an increased risk of default during periods of economic downturn, the possibility that the obligor may not be able to meet its debt payments and limited secondary market support, among other risks.

The Company faces risks by originating loans if then unable to sell, assign or close transactions for that loan.

The Company’s strategy may include the origination of loans, including secured and unsecured notes, senior and second lien loans, mezzanine loans and other similar instruments. From time to time, the Company may offer participations in and/or assignments or sales of loans (or interests therein) to other Apollo Clients or sales of loans (or interests therein) to third parties, in either case that the Company has originated or purchased; provided that there is no assurance that the Company will complete the sale of such an instrument. See also “—Risks Related to our Company and an Investment in our Shares—Our Infrastructure Assets may not achieve our business objectives or generate returns for Shareholders” above and “—Our business may be affected by offering Co-Investments or opportunities to provide debt financing to any person” herein. In the event of such an offer to other Apollo Clients, the price of the participation, assignment or sale will not be set by the Operating Manager or the Company, but rather will be established based on third-party valuations. Further, the decision by any Apollo Client to accept or reject the offer may be made by a party independent of the Operating Manager, such as an independent third-party valuation firm or the independent directors of such Apollo Client, if any, or an advisory or credit committee composed of individuals who are not affiliated with Apollo. In determining the target amount to allocate to a particular loan origination, the Company may take into consideration the fact that it may sell, assign or offer participations in such investment to third parties as described above. If the Company is unable to sell, assign or successfully close transactions for the loans that it originates, the Company will be forced to hold its interest in such loans until such time as it can be disposed. This could result in the Company’s assets being over-concentrated in certain borrowers. Loan origination presents special tax considerations for the Company and its Shareholders, including potentially generating ECI for non-U.S. Series II Shareholders that are ECI-sensitive. Series II Shareholders are expected to hold originated loans through a “blocker” vehicle taxable as a corporation for U.S. federal income tax purposes. See “—Our business may be affected by offering Co-Investments or opportunities to provide debt financing to any person.”

Our business may be affected by prepayment risk.

The frequency at which prepayments (including voluntary prepayments by obligors and accelerations due to defaults) occur on bonds and loans will be affected by a variety of factors, including the prevailing level of interest rates and spreads, as well as economic, demographic, tax, social, legal and other factors. Generally, obligors tend to prepay their fixed-rate obligations when prevailing interest rates fall below the coupon rates on their obligations. Similarly, floating rate issuers and borrowers tend to prepay their obligations when spreads narrow.

In general, “premium” securities (securities whose market values exceed their principal or par amounts) are adversely affected by faster than anticipated prepayments. Since many fixed-rate obligations will be premium instruments when interest rates and/or spreads are low, such debt instruments and asset-backed instruments may be adversely affected by changes in prepayments in any interest rate environment.

The adverse effects of prepayments may impact the Company’s holdings in two ways. First, particular instruments may experience outright losses, as in the case of an interest-only instrument in an environment of faster actual or anticipated prepayments. Second, particular instruments may underperform relative to hedges that the Operating Manager may have constructed for these assets, resulting in a loss to the Company’s overall portfolio. In particular, prepayments (at par) may limit the potential upside of many instruments to their principal or par amounts, whereas their corresponding hedges often have the potential for unlimited loss.

We face heightened risk with lower credit quality securities due to uncertainties and exposures to adverse conditions. Such securities involve greater volatility of price and greater risk of loss of income and principal.

There are no restrictions on the credit quality of the acquisitions of the Company. Securities in which the Company may invest may be deemed by rating companies to have substantial vulnerability to default in payment of interest and/or principal. Other securities may be unrated. Lower-rated and unrated securities in which the Company may invest have large uncertainties or major risk exposures to adverse conditions, and are considered to be predominantly speculative. Generally, such securities offer a higher return potential than higher-rated securities, but involve greater volatility of price and greater risk of loss of income and principal. The market values of certain of these securities (such as subordinated securities) also tend to be more sensitive to changes in economic conditions than higher-rated securities. Declining real estate values, in particular, will increase the risk of loss upon default, and may lead to a downgrading of the securities by rating agencies. The value of such securities may also be affected by changes in the market’s perception of the entity issuing or guaranteeing them, or by changes in government regulations and tax policies. In general, the ratings of nationally recognized rating organizations represent the opinions of these agencies as to the quality of securities that they rate. These ratings may be used by the Operating Manager as initial criteria for the selection of portfolio securities. Such ratings, however, are relative and subjective; they are not absolute standards of quality and do not evaluate the market value risk of the securities. It is also possible that a rating agency might not change its rating of a particular issue on a timely basis to reflect subsequent events.

Our acquisitions of high-yield securities create risks since the marketplace is less transparent than the exchange-traded marketplace.

The Company has and may continue to acquire high-yield securities. Such securities are generally not exchange-traded and, as a result, these instruments trade in the over-the-counter marketplace, which is less transparent than the exchange-traded marketplace. The Company may acquire bonds of issuers that do not have publicly traded equity securities, making it more difficult to hedge the risks associated with such investments. High-yield securities face ongoing uncertainties and exposure to adverse business, financial or economic conditions that could lead to the issuer’s inability to meet timely interest and principal payments. The market values of certain of these lower-rated and unrated debt securities tend to reflect individual corporate developments to a greater extent than do higher-rated securities that react primarily to fluctuations in the general level of interest rates, and tend to be more sensitive to economic conditions than are higher-rated securities. Companies that issue such securities are often highly leveraged and may not have available to them more traditional methods of financing. It is possible that a major economic recession could disrupt severely the market for such securities and may have an adverse impact on the value of such securities. It is possible that any such economic downturn could adversely affect the ability of the issuers of such securities to repay principal and pay interest thereon and increase the incidence of default of such securities.

Risks Related to Strategic Investments in Infrastructure Assets

We may acquire structured products where the performance of such assets is uncertain because they are subject to greater volatility than acquiring an asset or other security directly from the underlying market.

The Company may acquire securities backed by, or representing interests in, certain underlying instruments (“structured products”). The cash flow on the underlying instruments may be apportioned among the structured products to create securities with different investment characteristics such as varying maturities, payment priorities and interest rate provisions and the extent of the payments made with respect to the structured products is dependent on the extent of the cash flow on the underlying instruments. The Company may invest in structured products that represent derived investment positions based on relationships among different markets or asset classes.

The performance of structured products will be affected by a variety of factors, including priority in the capital structure of the issuer, the availability of any credit enhancement, the level and timing of payments and recoveries on and the characteristics of the underlying receivables, loans or other assets that are being securitized, remoteness of those assets from the originator or transferor, the adequacy of and ability to realize upon any related collateral and the capability of the servicer of the securitized assets.

The risks associated with structured products involve the risks of loss of principal due to market movement. In addition, investments in structured products may be illiquid in nature, with no readily available secondary market. Because they are linked to their underlying markets or securities, investments in structured products generally are subject to greater volatility than an investment directly in the underlying market or security. Total return on a structured product is derived by linking the return to one or more characteristics of the underlying instrument. Because certain structured products of the type which the Company may acquire may involve no credit enhancement, the credit risk of those structured products generally would be equivalent to that of the underlying instruments. The Company may acquire a class of structured products that is either subordinated or unsubordinated to the right of payment of another class. Subordinated structured products typically have higher yields and present greater risks than unsubordinated structured products. Finally, the tax treatment of certain structured products or structured debt or equity investments may be uncertain or subject to challenge by a tax authority under rules governing “hybrid” and “reverse hybrid” instruments (which is an area of tax law that has seen substantial changes in many of the jurisdictions in which the Company expects to acquire instruments and may see further substantial changes in the future) and, if the tax treatment of such instruments is successfully challenged by the IRS or any other taxing authority, the Company may directly or indirectly bear tax liabilities in respect of such instrument and/or a Shareholder’s after-tax return from its investment in the Company may be adversely affected.

Certain issuers of structured products may be deemed to be “investment companies” as defined in the Investment Company Act or may be subject to law or regulation in the jurisdiction in which they have their registered offices and/or head offices (“Home Jurisdictions”). As a result, the Company’s holdings of these structured products may be limited by the restrictions contained in the Investment Company Act or in such Home Jurisdiction law or regulation. Structured products are typically sold in private placement transactions, and there currently is no active trading market for structured products. As a result, certain structured products which the Company acquires may be illiquid.

For a portion of our assets, we are at risk of having a limited ability to control an asset when we hold a non-controlling interest in that asset.

In general, the Company seeks to continue to make control or influential minority positions in its assets but will also make debt or debt-like acquisitions (e.g., preferred equity). If the Company holds a non-controlling interest in Infrastructure Assets, it may have a limited ability to protect its position in such Infrastructure Assets. Further, the Company may have no right to appoint a director and, as a result, may have a limited ability to influence the management of such Infrastructure Assets. In such cases, the Company will be significantly reliant on the existing management and board of directors of such companies, which may include representation of other investors with whom the Company is not affiliated and whose interests may conflict with the Company’s interests. Where practicable and appropriate, it is expected that shareholder rights generally will be sought to protect the Company’s interests. There can be no assurance, however, that such minority investor rights will be available, or that such rights will provide sufficient protection of the Company’s interests. In addition, the Company may hold debt instruments or other instruments that do not entitle the Company to voting rights and, therefore, the Company may have a limited ability to protect such assets.

We may participate in proposed transactions where the value of securities can decline if the transaction is not consummated.

The price offered for securities of a company involved in an announced deal can generally represent a significant premium above the market price prior to the announcement. Therefore, the value of such securities held by the Company may decline if the proposed transaction is not consummated and if the market price of the securities returns to a level comparable to the price prior to the announcement of the deal. Furthermore, the difference between the price paid by the Company for securities of a company involved in an announced deal and the anticipated value to be received for such securities upon consummation of the proposed transaction will often be very small. If the proposed transaction appears likely not to be consummated or, in fact, is not consummated or is delayed, the market price of the securities will usually decline, perhaps by more than the Company’s anticipated profit.

Where the Company has purchased put options with respect to the securities it anticipates receiving in an exchange or merger, if the proposed transaction is not consummated, the exercise price of the put options held by the Company may be lower than the market price of the underlying securities, with the result that the cost of the options will not be recovered. If the Company has purchased put options with respect to securities which are the subject of a proposed cash share repurchase or cash merger and the transaction is consummated, the Company also may not exercise its options and may lose the premiums paid therefor. Premiums paid for put options increase the Company’s transaction costs and, in certain situations, may result in a sufficient reduction in the spread between the acquisition price and the anticipated price to be received to make the arbitrage investment so unattractive based upon a return on capital/risk-reward analysis that the Operating Manager may determine not to take a portfolio position. Since options expire on defined dates, in the event consummation of a transaction is delayed beyond the expiration of a put option held by the Company it may lose the anticipated benefit of the option.

The Company may determine that the offer price for a security which is the subject of a share repurchase is likely to be increased, either by the original bidder or by another party. In those circumstances, the Company may purchase securities above the offer price, and such purchases are subject to the added risk that the offer price will not be increased or that the offer will be withdrawn.

The consummation of refinancings, restructurings, mergers and tender and exchange offers can be prevented or delayed by a variety of factors, including: (i) opposition of the management or stockholders of the target company, which will often result in litigation to enjoin the proposed transaction; (ii) intervention of a regulatory agency; (iii) efforts by the involved company to pursue a “defensive” strategy, including a merger with, or a friendly Share Repurchase by, a company other than the offeror; (iv) in the case of a merger, failure to obtain the necessary stockholder approvals; (v) market conditions resulting in material changes in securities prices; (vi) compliance with any applicable securities laws; and (vii) inability to obtain adequate financing.

Often a tender or exchange offer will be made for less than all of the outstanding securities of an issuer or a higher price will be offered for a limited amount of the securities, with the provision that, if a greater number is tendered, securities will be accepted pro rata. Thus, a portion of the securities tendered by the Company may not be accepted and may be returned to the Company. Since, after completion of the share repurchase, the market price of the securities may have declined below the Company’s cost, a sale of any returned securities may result in a loss.

If an Infrastructure Asset is involved in a bankruptcy proceeding, the Company could be adversely affected.

An Infrastructure Asset may become involved in a reorganization, bankruptcy or other proceeding. In any such event, the Company may lose its entire investment, may be required to accept cash or securities or assets with a value less than the Company’s original investment and/or may be required to accept payment over an extended period of time.

In the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of an obligor, holders of debt instruments ranking senior to the Company’s assets would typically be entitled to receive payment in full before the Company receives any distributions in respect of its investments. After repaying the senior creditors, such obligor may not have any remaining assets to repay its obligations to the Company. In the case of debt ranking equally with the loans or debt securities which the Company acquires, the Company would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant investee company. Each jurisdiction in which the Company operates has its own insolvency laws. As a result, investments in similarly situated investee companies in different jurisdictions may well confer different rights in the event of insolvency.

An Infrastructure Asset that becomes distressed or any distressed asset received by the Company in a restructuring would require active monitoring. Additionally, active monitoring could include the involvement of one or more Affiliated Service Providers to provide a variety of services. Involvement by the Operating Manager in a company’s reorganization proceedings could result in the imposition of restrictions limiting the Company’s ability to liquidate its position therein. Bankruptcy proceedings involve a number of significant risks. Many of the events within a bankruptcy litigation are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, there can be no assurance that a bankruptcy court would not approve actions which may be contrary to the interests of the Company, particularly in those jurisdictions which give a comparatively high priority to preserving the debtor company as a going concern, or to protecting the interests of either creditors with higher ranking claims in bankruptcy or of other stakeholders, such as employees.

Generally, the duration of a bankruptcy case can only be roughly estimated. The reorganization of a company usually involves the development and negotiation of a plan of reorganization, plan approval by creditors and confirmation by the bankruptcy court. This process can involve substantial legal, professional and administrative costs to the company and the Company; it is subject to unpredictable and lengthy delays, particularly in jurisdictions that do not have specialized insolvency courts or judges and/or may have a higher risk of political interference in insolvency proceedings, all of which may have adverse consequences for the Company. During such process, the company’s competitive position may erode, key management may depart and the company may not be able to invest adequately. In some cases, the company may not be able to reorganize and may be required to liquidate assets. In addition, the debt of companies in financial reorganization will, in most cases, not pay current interest, may not accrue interest during reorganization and may be adversely affected by an erosion of the issuer’s fundamental values. Such acquisitions can result in a total loss of principal.

One of the protections offered in certain jurisdictions in bankruptcy proceedings is a stay on required payments by the borrower on loans or other securities. When an Infrastructure Asset or other issuer seeks relief under the bankruptcy laws of a particular jurisdiction (or has a petition filed against it), an automatic stay prevents all entities, including creditors, from foreclosing or taking other actions to enforce claims, perfect liens or reach collateral securing such claims. Creditors who have claims against the issuer prior to the date of the bankruptcy filing must generally petition the court to permit them to take any action to protect or enforce their claims or their rights in any collateral. Such creditors may be prohibited from doing so if the court concludes that the value of the property in which the creditor has an interest will be “adequately protected” during the proceedings. If the bankruptcy court’s assessment of adequate protection is inaccurate, a creditor’s collateral may be wasted without the creditor being afforded the opportunity to preserve it. Thus, even if the Company holds a secured claim, it may be prevented from collecting the liquidation value of the collateral securing its debt, unless relief from the automatic stay is granted by the court. If relief from the stay is not granted, the Company may not realize a distribution on account of its secured claim until a plan of reorganization or liquidation for the debtor is confirmed. Bankruptcy proceedings are inherently litigious, time-consuming, highly complex and driven extensively by facts and circumstances, which can result in challenges in predicting outcomes. The equitable power of bankruptcy judges also can result in uncertainty as to the ultimate resolution of claims. A stay on payments to be made on the assets of the Company could adversely affect the value of those assets and the Company itself. Other protections in such proceedings may include forgiveness of debt, the ability to create super-priority liens in favor of certain creditors of the debtor and certain well-defined claims procedures. Additionally, the numerous risks inherent in the insolvency process create a potential risk of loss by the Company of its entire investment in any particular issuer. Insolvency laws may, in certain jurisdictions, result in a restructuring of the debt without the Company’s consent under the “cramdown” provisions of applicable insolvency laws and may also result in a discharge of all or part of the debt without payment to the Company.

Security interests held by creditors are closely scrutinized and frequently challenged in bankruptcy proceedings and may be invalidated for a variety of reasons. For example, security interests may be set aside because, as a technical matter, they have not been perfected properly under applicable law. If a security interest is invalidated, the secured creditor loses the value of the collateral and because loss of the secured status causes the claim to be treated as an unsecured claim, the holder of such claim will be more likely to experience a significant loss of its investment. There can be no assurance that the security interests securing the Company’s claims will not be challenged vigorously and found defective in some respect, or that the Company will be able to prevail against the challenge. As such, acquisitions in issuers involved in such proceedings could subject the Company to certain additional potential liabilities that may exceed the value of the Company’s original investment therein.

Moreover, under applicable bankruptcy law, debt may be disallowed or subordinated to the claims of other creditors if the creditor is found guilty of certain inequitable conduct resulting in harm to other parties with respect to the affairs of a company or other issuer filing for protection from creditors. In addition, creditors’ claims may be treated as equity if they are deemed to be contributions to capital, or if a creditor attempts to control the outcome of the business affairs of an issuer prior to its filing under such laws. If a creditor is found to have interfered with an issuer’s affairs to the detriment of other creditors or shareholders, the creditor may be held liable for damages to injured parties. Although the Company generally seeks to make equity acquisitions, there can be no assurance that claims for equitable subordination or creditor liability will not be asserted with respect to the Company’s Infrastructure Assets, and to the extent applicable, the Company could face the risk of becoming unexpectedly subordinated without its consent if an Infrastructure Asset or other issuer in which the Company invests enters into a recapitalization, reorganization or other agreement with other lenders granting priority to such other lenders over the Company. Such risk could exist even with respect to senior secured debt held by the Company. Litigation regarding these types of recapitalizations, reorganizations, bankruptcies and similar situations has occurred, and lenders such as the Company may experience increased risk of their holdings in an Infrastructure Asset or other issuer being subordinated to the right of payment of other securities issued by, or loans made to, such Infrastructure Asset or other issuer.

While the challenges to liens and debt normally occur in a bankruptcy proceeding, the conditions or conduct that would lead to an attack in a bankruptcy proceeding could, in certain circumstances, result in actions brought by other creditors of the debtor, shareholders of the debtor or even the debtor itself in other U.S. state or U.S. federal proceedings, including pursuant to state fraudulent transfer laws. As is the case in a bankruptcy proceeding, there can be no assurance that such claims will not be asserted or that the Company will be able successfully to defend against them. To the extent that the Company assumes an active role in any legal proceeding involving the debtor, the Company may be prevented from disposing of securities issued by the debtor due to the Company’s possession of material, non-public information concerning the debtor.

U.S. bankruptcy law permits the classification of “substantially similar” claims in determining the classification of claims in a reorganization for purpose of voting on a plan of reorganization. Because the standard for classification is vague, there exists a significant risk that the Company’s influence with respect to a class of claims can be lost by the inflation of the number and the amount of claims in, or other gerrymandering of, the class. In addition, certain administrative costs and claims that have priority by law over the claims of certain creditors (for example, claims for taxes) may be quite high.

We may acquire or invest in Infrastructure Assets in distressed securities or entities that are in or may become bankrupt, which typically involves elevated risk.

A portion of the Company’s assets are and may continue to be in obligations or securities that are rated below investment grade by recognized rating services such as Moody’s and Standard & Poor’s or in restructurings that involve Infrastructure Assets that are experiencing or are expected to experience severe financial difficulties. Securities rated below investment grade and unrated securities generally offer a higher current yield than that available from higher grade issues, but typically involve greater risk. Securities rated below investment grade and unrated securities are typically subject to adverse changes in general economic conditions, changes in the financial condition of their issuers and price fluctuation in response to changes in interest rates. During periods of economic downturn or rising interest rates, issuers of securities rated below investment grade and unrated securities may experience financial stress that could adversely affect their ability to make payments of principal and interest and increase the possibility of default. Adverse publicity and investor perceptions, whether or not based on fundamental analysis, may also decrease the values and liquidity of securities rated below investment grade and unrated securities, especially in a market characterized by a low volume of trading. In addition, the secondary market for high-yield securities, which is concentrated in relatively few market makers, may not be as liquid as the secondary market for more highly rated securities. As a result, the Company could find it more difficult to sell these securities or may be able to sell the securities only at prices lower than if such securities were widely traded.

Financial difficulties experienced by distressed Infrastructure Assets may never be overcome and may lead to uncertain outcomes, including causing such Infrastructure Asset to become subject to bankruptcy proceedings. See “—If an Infrastructure Asset is involved in a bankruptcy proceeding, the Company could be adversely affected” above. Such acquisitions could, in certain circumstances, subject the Company to certain additional potential liabilities that may exceed the value of the Company’s original investment therein. In addition, under certain circumstances, payments to the Company and distributions by the Company to Shareholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws. For example, under certain circumstances, a lender who has inappropriately exercised control of the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. Furthermore, acquisitions in restructurings may be adversely affected by statutes related to, among other things, voidable preferences, lender liability and the bankruptcy court’s discretionary power to disallow, subordinate or disenfranchise particular claims or re-characterize investments made in the form of debt as equity contributions.

The possibility of litigation between the participants in a reorganization is another consideration that makes any evaluation of the outcome of an investment uncertain. Such uncertainties may also be increased by legal and other factors that limit the ability of the Company or the Operating Manager to be able to obtain reliable and timely information concerning material developments affecting an obligor, or which lengthen a reorganization or liquidation proceeding.

Such acquisitions could also be subject to applicable bankruptcy law and fraudulent conveyance laws, which may vary from jurisdiction to jurisdiction, if the securities relating to such acquisitions were issued with the intent of hindering, delaying or defrauding creditors or, in certain circumstances, if the issuer receives less than reasonably equivalent value or fair consideration in return for issuing such securities. If such acquisitions constitute debt and such debt is used for a buyout of shareholders, this risk is greater than if the debt proceeds are used for day-to-day operations or organic growth. Under certain circumstances, payments to the Company and distributions by the Company to the Shareholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, a preferential payment or similar transaction under applicable bankruptcy and insolvency laws. Such debt may also be disallowed or subordinated to the claims of other creditors if the Company is found to have engaged in other inequitable conduct resulting in harm to other parties. The Company’s acquisition may be treated as equity if it is deemed to be a contribution to capital, or if the Company attempts to control the outcome of the business affairs of a company prior to its filing under the applicable bankruptcy laws. While the Company will attempt to avoid taking the types of action that would lead to such liability, there can be no assurance that such claims will not be asserted or that the Company will be able to defend against them successfully.

Risks Related to Regulatory Matters

We would not be able to operate our business according to our business plans if we are required to register as an investment company under the Investment Company Act.

We conduct our operations directly and through wholly or majority-owned subsidiaries, so that the Company and each of its subsidiaries do not fall within, or are excluded from, the definition of an “investment company” under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities, and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis, which we refer to as the “40% Test.” Excluded from the term “investment securities,” among other instruments, are U.S. Government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of “investment company” set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

We conduct our operations so that the Company is not required to register as an investment company. The Company is organized as a holding company that conducts its business primarily through its subsidiaries. The Company conducts operations so that it and most of its subsidiaries comply with the 40% Test. We will monitor our holdings on an ongoing basis and determine compliance with this test in accordance with the requirements of the Investment Company Act. We expect most of our wholly-owned and majority-owned subsidiaries to be outside the definitions of “investment company” under Section 3(a)(1)(A) and Section 3(a)(1)(C), or to rely on an exception from the definition of “investment company” other than the exceptions under Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act. Consequently, interests in these subsidiaries (which constitute most of our assets) generally will not constitute “investment securities.” Accordingly, we believe the Company is not and will continue not to be considered an investment company under Section 3(a)(1)(C) of the Investment Company Act. Moreover, we believe the Company is not and will continue not to be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because it does not engage primarily or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Company’s wholly owned or majority-owned subsidiaries, the Company is primarily engaged in the non-investment company businesses of these subsidiaries, the business of owning and operating Infrastructure Assets.

We make the determination of whether an entity is a majority-owned subsidiary of the Company. The Investment Company Act defines a “majority-owned subsidiary” of a person as a company that represents 50% or more of the outstanding voting securities owned by such person, or by another company which is a majority-owned subsidiary of such person. The Investment Company Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat companies in which we own at least 50% of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% Test. We have not requested the SEC to approve our treatment of any company as a majority-owned subsidiary and the SEC has not done so. If the SEC were to disagree with our treatment of one or more companies as majority-owned subsidiaries, we would need to adjust our assets in order to continue to pass the 40% Test. Any such adjustment in our assets could have a material adverse effect on us.

Some of our majority-owned subsidiaries may rely on the exceptions from the definition of investment company under Section 3(c)(5)(A) or (B) of the Investment Company Act, which except from the definition of “investment company,” respectively, (i) any person who is primarily engaged in the business of purchasing or otherwise acquiring notes, drafts, acceptances, open accounts receivable and other obligations representing part or all of the sales price of merchandise, insurance and services; or (ii) any person who is primarily engaged in the business of making loans to manufacturers, wholesalers and retailers of, and to prospective purchasers of, specified merchandise, insurance and services. The SEC staff has issued no-action letters interpreting Section 3(c)(5)(A) and (B) pursuant to which it has taken the position that these exceptions are available to a company with at least 55% of its assets consisting of eligible loans and receivables of the type specified in Section 3(c)(5)(A) and (B). We believe that most of the loans that we provide to finance infrastructure projects relate to the purchase price of specific equipment or services the cost to engage contractors to install equipment or to provide services for such projects. Accordingly, we believe that most of these loans are eligible loans that qualify for this 55% test. However, no assurance can be given that the SEC or the SEC staff will concur with this position. In addition, the SEC or the SEC staff may, in the future, issue further guidance that may require us to reclassify our assets for purposes of qualifying with this exclusion. A change in the value of our assets could cause us or one or more of our wholly or majority-owned subsidiaries, including those relying on Section 3(c)(5)(A) or (B), to fall within the definition of “investment company,” and negatively affect our ability to not fall within the definition of investment company under the Investment Company Act. To avoid being required to register the Company or any of its subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired, or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and that would be important to our business strategy.

If we become obligated to register the Company or any of its subsidiaries as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act, imposing, among other things: limitations on capital structure; restrictions on specified investments; prohibitions on transactions with affiliates; and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

If we were required to register the Company as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

We may be restricted in our operations to ensure that we are not deemed an investment company.

As stated above, the Company seeks to continue to conduct its operations so that the Company does not fall within the definition of an investment company under the Investment Company Act. Before determining whether to acquire an Infrastructure Asset, the Company will analyze both (i) the status of the Infrastructure Asset under the Investment Company Act and (ii) the potential effect of such Infrastructure Asset on the status of the Company’s wholly-owned or majority-owned subsidiary that would directly own the Infrastructure Asset. Additionally, the Company will analyze the Investment Company status of its wholly-owned and majority-owned subsidiaries on an ongoing basis to make sure that the Company satisfies the 40% Test.

To ensure that the Company is not deemed to be an investment company, it may be required to materially restrict or limit the scope of its operations or plans. A change in the value of the Company’s assets could cause the Company to fall within the definition of “investment company” inadvertently, and negatively affect the Company’s ability to maintain an exclusion from regulation under the Investment Company Act. To avoid being required to register as an investment company under the Investment Company Act, the Company may be unable to sell assets it would otherwise want to sell and may need to sell assets it would otherwise wish to retain. In addition, the Company may have to acquire additional assets that it might not otherwise have acquired, or may have to forgo opportunities to acquire interests in Infrastructure Assets that it would otherwise want to acquire and that would be important to its business strategy.

We have certain reporting obligations not applicable to private companies. We will need to make significant capital expenditures to be in compliance with certain regulations not applicable to private companies. Failure to comply with such regulations may have an adverse effect on our business.

We are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.

We are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Our management will be required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act by the time we file our second annual report on Form 10-K. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a new company, developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting for so long as we remain an “emerging growth company.” Even if we no longer qualify as an “emerging growth company,” our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until there is a public market for our Shares, which is not expected to occur.

In addition, we have elected to avail ourselves of the extended transition period for complying with new or revised accounting standards available for “emerging growth companies” and, therefore, we are not subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates and may result in less investor confidence. In this Annual Report on Form 10-K, we have not included all of the executive compensation-related information that would be required if we were not an emerging growth company.

We face the risk that the Operating Manager or any affiliated entities may experience a compliance failure, which would adversely affect us.

Apollo and certain of its affiliates, including the Operating Manager, are regulated entities, and any compliance failures or other inappropriate behavior by them may have a material and/or adverse effect on the Company. The provision of investment management services is regulated in most relevant jurisdictions, and the Operating Manager (and Apollo generally) must maintain its regulatory authorizations to continue to be involved both in the management of the Company’s assets and to continue Apollo’s businesses generally. The Operating Manager’s ability to source and execute transactions for the Company, and investor sentiment with respect to the Company, may be adversely affected by negative publicity arising from any regulatory compliance failures or other inappropriate behavior by any Apollo affiliate or its investment professionals.

We face the risk that the legal and regulatory fields will change in a manner which adversely affects the Company.

Legal and regulatory changes could occur during the Company’s term that may adversely affect the Company or its Infrastructure Assets. There has been, and it is possible that there will be, further involvement of governmental and regulatory authorities in financial markets around the world. See “—We would not be able to operate our business according to our business plans if we are required to register as an investment company under the Investment Company Act” above. For example, the Company expects to make acquisitions in a number of different industries, some of which are or may become subject to regulation by one or more governmental agencies or authorities. New and existing regulations, changing regulatory requirements and the burdens of regulatory compliance all may have an adverse effect on the performance of Infrastructure Assets that operate in these industries.

The Company and the Operating Manager cannot predict whether new legislation or regulation (including new tax measures) will be enacted by legislative bodies or governmental agencies, nor can either of them predict what effect such legislation or regulation might have. There can be no assurance that new legislation or regulation, including changes to existing laws and regulations, will not have an adverse effect on the Company’s business performance.

Some of our assets may be treated as “securitizations” under the EU/U.K. Risk Retention Rules.

Risk retention and due diligence requirements (the “EU/U.K. Risk Retention Rules”) apply under EU/U.K. (as appropriate) legislation in respect of various types of investors, including credit institutions, investment firms, authorized alternative investment fund managers and insurance and reinsurance undertakings (together, “Affected Investors”). Among other things, such requirements restrict an investor who is subject to the EU/U.K. Risk Retention Rules from investing in securitizations issued on or after January 1, 2011 (or securitizations issued before that date to which new underlying exposures are added or substituted after December 31, 2014), unless: (i) the originator, sponsor or original lender in respect of the relevant securitization (the “Risk Retention Holder”) has explicitly disclosed that it will retain, on an ongoing basis, a net economic interest of not less than 5% in respect of certain specified credit risk tranches or securitized exposures; and (ii) the investor is able to demonstrate that it has undertaken certain due diligence in respect of various matters including (a) its note position, (b) the underlying assets and (c) (in the case of certain types of investors) the relevant sponsor or originator. Risk Retention Holders must hold the retained net economic interest throughout the life of the securitization, and cannot enter into any arrangement designed to mitigate the credit risk in relation thereto. Failure to comply with one or more of these requirements could result in various penalties including, in the case of those investors subject to regulatory capital requirements, the imposition of a punitive capital charge.

Acquisitions by the Company which involve the tranching of credit risk associated with an exposure or pool of exposures are likely to be treated as “securitizations” under the EU/U.K. Risk Retention Rules. If such acquisitions involve Affected Investors, the sponsor or originator of the transaction could be required to act as the Risk Retention Holder. This could increase the costs of such acquisitions for the Company and, where it acts as the Risk Retention Holder, reduce the Company’s liquidity and prevent the Company from entering into any credit risk mitigation in respect of such acquisitions.

The EU/U.K. Risk Retention Rules have been replaced by those contained in Regulation (EU) 2017/2402 of the European Parliament and of the Council of 12 December 2017 (the “Securitization Regulation”). The Securitization Regulation applies from January 1, 2019 (subject to certain transitional provisions regarding securitizations the securities of which were issued before January 1, 2019) and, where relevant, as transposed and retained into the national laws of the U.K. following the U.K.’s exit from the EU. Shareholders should be aware that there are material differences between the EU/U.K. Risk Retention Rules and the Securitization Regulation. For example, the Securitization Regulation imposes a direct retention obligation on sponsors and originators of securitizations. Failure by the sponsor or originator to comply with this retention obligation could result in criminal sanctions and fines of up to 10% of total annual turnover (calculated on a consolidated basis). Moreover, the Securitization Regulation expands on the types of Affected Investor to which the due diligence requirements apply. The Securitization Regulation does not explicitly provide for sanctions for failure by an Affected Investor to comply with the due diligence requirements, although sanctions or other adverse implications could apply under the relevant sectoral EU legislation governing the Affected Investor. Prospective investors should be aware that the range of strategies and acquisitions that the Company is able to pursue could be limited by the Securitization Regulation, and that there could be other adverse consequences for Shareholders and their investments in the Company as a result of changes to the EU risk retention and due diligence requirements that have been introduced through the Securitization Regulation.

Prospective investors belonging to any category of Affected Investor should consult with their own legal, accounting, regulatory and other advisors and/or regulators to determine whether, and to what extent, the information set out in this Annual Report on Form 10-K and in any Shareholder report provided in relation to the offering of our Shares is sufficient for the purpose of satisfying their obligations under the EU/U.K. Risk Retention Rules, and such Shareholders are required to independently assess and determine the sufficiency of such information. Prospective investors are themselves also responsible for monitoring and assessing changes to the EU/U.K. Risk Retention Rules, and any regulatory capital requirements applicable to the Shareholder, including any such changes introduced through the Securitization Regulation.

The prices of our Infrastructure Assets are volatile and could change as a result of valuations and changing accounting standards.

The valuation of the assets of the Company will affect the Company’s reported performance. Although valuations of the Company’s assets are performed in accordance with the terms of valuation guidelines as approved by the Board, the Company’s assets are investments for which there is no, or a limited, liquid market and the fair value of such assets may not be readily determinable. There is no assurance that the value assigned to an asset at a certain time will accurately reflect the value that will be realized by the Company upon the eventual disposition of the asset and the performance of the Company could be adversely affected if such valuation determinations are materially higher than the value ultimately realized upon the disposition of the asset. Such valuations also may vary from similar valuations performed by independent third parties for similar types of securities or assets.

Valuation methodologies used to value an asset will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. For example, the Operating Manager could believe that capitalization rates will be lower upon sale of an asset than they ultimately are, or that interest rates will decline during the hold period of an asset thereby creating attractive value even though rates do not decline. Valuation methodologies may permit reliance on a prior period valuation of particular assets. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond the Operating Manager’s or the Company’s control. The valuation of assets will affect the amount and timing of the Apollo’s Performance Fee and the amount of Management Fees paid to the Operating Manager. As a result, there may be circumstances where Apollo is incentivized to determine valuations that are higher than the actual fair value of assets. There will be no retroactive adjustment in the valuation of any asset or the amount of Performance Fee allocated to Apollo or Management Fees paid to the Operating Manager to the extent any valuation proves to not accurately reflect the realizable value of an asset.

For purposes of financial reporting that is compliant with GAAP, the Company is required to follow the requirements for valuation set forth in Accounting Standards Codification 820 (“ASC 820”), “Fair Value Measurements and Disclosures” (formerly, Financial Accounting Standards No. 157, “Fair Value Measurements”), which defines and establishes a framework for measuring fair value under GAAP and expands financial statement disclosure requirements relating to Fair Value Measurements. Additional Financial Accounting Standards Board (“FASB”) Statements and guidance and additional provisions of GAAP that may be adopted in the future may also impose additional, or different, specific requirements as to the valuation of assets and liabilities for purposes of GAAP-compliant financial reporting. Except as described below, the Operating Manager intends to apply ASC 820 and other relevant FASB statements and guidance to the valuation of the Company’s assets and liabilities. In particular, the Operating Manager intends to apply the ASC 820 requirement that the fair value of an asset must reflect any restrictions on the sale, transfer or redemption of such asset—a requirement that may result in the imposition of a discount when determining the fair values of assets that are subject to such restrictions.

ASC 820 and other accounting rules applicable to the Company and various assets in which it invests are subject to change. Notwithstanding that the Company is an operating company that conducts its operations so that the Company does not fall within or is excluded from the definition of an “investment company” under the Investment Company Act, the Company expects to utilize investment company accounting methods. Accordingly, such changes may adversely affect the Company. For example, changes in the rules governing the determination of the fair value of assets to the extent such rules become more stringent would tend to increase the cost and/or reduce the availability of third-party determinations of fair value. This may in turn increase the costs associated with selling assets or affect their liquidity due to inability to obtain a third-party determination of fair value.

Notwithstanding the foregoing, the Operating Manager may determine in certain instances to assign to a particular asset or liability a different value under the terms of the LLC Agreement than the value assigned to such asset or liability for financial reporting purposes (in particular, the value assigned to such asset or liability as required by GAAP). In particular, the Operating Manager may not apply GAAP when determining whether an asset has been disposed of (e.g., whether it has declined in value is to be treated as significant and permanent for the purposes of determining distributions (including distributions of Performance Fee) and management fees payable to or by the Company that are determined on the bases of Adjusted Cost).

Accordingly, Shareholders should only expect such assets or liabilities to be valued in accordance with GAAP for purposes of preparing the Company’s GAAP-compliant audited financial statements. Otherwise, except as expressly required by the terms of the LLC Agreement, the Operating Manager may assign such assets or liabilities a different value for all other purposes (including, without limitation, for purposes of allocating gains and losses), without regard to any GAAP requirements relating to the determination of fair value.

The Company, the Operating Manager and its affiliates are subject to the FCPA and other anti-bribery laws, which can result in significant civil and criminal penalties and may prevent certain investments.

Apollo’s professionals, the Operating Manager, the Company, its Infrastructure Assets and their respective affiliates are subject to the U.S. Foreign Corrupt Practices Act of 1977 (as amended from time to time, the “FCPA”) and other anti-corruption, anti-bribery, anti-boycott and other similar and/or relevant laws and regulations that apply to the Company in connection with its investment opportunities throughout the U.K., the EU and other jurisdictions in which the Company may acquire from time to time.

In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA and penalty amounts in FCPA cases have risen dramatically. In addition, the U.K. has significantly expanded the reach of its anti-bribery laws and other countries have become active in these areas of enforcement, especially with respect to anti-corruption. While Apollo has developed and implemented policies and procedures designed to ensure strict compliance by Apollo and its personnel with the FCPA, such policies and procedures may not be effective to prevent violations in all instances. In addition, in spite of Apollo’s policies and procedures, affiliates of Infrastructure Assets, particularly in cases where the Company or another Apollo Client does not control such Infrastructure Assets, may engage in activities that could result in anti-corruption violations. Any determination that the Company or Apollo has violated the FCPA, or other applicable anti-corruption laws or anti-bribery laws, could subject it to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation, problems with lenders and a general loss of Shareholder confidence, any one of which could adversely affect the Company’s and Apollo’s business prospects and/or financial position, as well as the Company’s ability to achieve its objective and/or conduct its operations. Some applicable anti-corruption laws, including the portions of the FCPA that apply to U.S. issuers, affirmatively require companies to make and keep accurate and reasonably detailed books and records and to maintain adequate policies, procedures and internal controls to, among other things, prevent bribery and provide reasonable assurances that transactions are made with appropriate management authorization. These requirements may impose an added compliance cost which could affect the Company’s, Apollo’s or Infrastructure Assets’ financial prospects. Additionally, such laws and regulations may make it difficult in certain circumstances for the Company to act successfully on opportunities and for such Infrastructure Assets to obtain or retain business as some business competitors may not adhere to applicable anti-corruption laws.

The Company may be subject to pay-to-play laws, regulations and policies, which prohibit, restrict or require disclosure of payments to state officials by individuals and entities seeking to do business with state entities, including those seeking investments by public retirement funds.

A number of U.S. states and municipal pension plans have adopted so-called “pay-to-play” laws, regulations or policies which prohibit, restrict or require disclosure of payments to (and/or certain contacts with) state officials by individuals and entities seeking to do business with state entities, including those seeking investments by public retirement funds. The SEC has adopted rules that, among other things, prohibit an investment adviser from providing advisory services for compensation to a government client for two years after the adviser or certain of its executives, employees or agents makes a contribution to certain elected officials or candidates. If the Operating Manager, any of its employees or affiliates or any service provider acting on their behalf fails to comply with such laws, regulations or policies, such non-compliance could have an adverse effect on the Company and Apollo generally, and may require the applicable Shareholder to withdraw from the Company, which in turn could adversely affect the other Shareholders.

While we try to comply with data protection laws, we cannot always accurately anticipate the ways in which those laws will be interpreted, potentially subjecting us to liability.

The Company’s and/or the Operating Manager’s processing of personal data associated with their staff and representatives, natural person investors, service provider representatives and others, including the use of third-party processors and cloud-based services to, among other things, store and maintain personal data, imposes legal and regulatory risks. Legal requirements relating to the collection, storage, handling and transfer of personal data continue to develop. Certain activities of the Company and/or the Operating Manager and/or other members of Apollo or its affiliates may, for example, be subject to the EU’s General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act or the Cayman Islands Data Protection Law.

While the Company, the Operating Manager and other members of Apollo or its affiliates seek to comply with their privacy and data protection obligations under GDPR and other applicable laws, they may not be able to accurately anticipate the ways in which regulators and courts will apply or interpret the law. The failure of the Company and/or the Operating Manager, or another member of Apollo’s or its affiliates’ indirectly providing services to the Company to comply with privacy and data protection laws could result in negative publicity and may subject the Company to significant costs associated with litigation, settlements, regulatory action, judgments, liabilities or penalties. And if privacy or data protection laws are implemented, interpreted or applied in a manner inconsistent with Apollo’s expectations, that may result in business practices changing in a manner that adversely impacts the Company. Moreover, if the Company and/or the Operating Manager, or other members of Apollo or its affiliates suffer a security breach impacting personal data, there may be obligations to notify government authorities or stakeholders, which may divert the Operating Manager’s time and effort and entail substantial expense.

The GDPR was implemented into laws enforceable in the U.K. by the Data Protection Act 2018. The U.K. formally left the EU on January 31, 2020. Following withdrawal from the EU, the U.K. entered a transition period lasting until December 31, 2020, during which EU law continued to apply in the U.K. (and any new EU legislation that took effect before the end of the transition period also applied to the U.K.). Following the end of such transition period, the GDPR (as it existed on December 31, 2020) has been retained in U.K. law as the U.K. GDPR, which applies in the U.K. from January 1, 2021. Given the dual regimes, the U.K.’s withdrawal from the EU may therefore lead to an increase in data protection compliance costs for any of the Infrastructure Assets of the Company that have operations in the U.K. and the EU, although as the U.K. GDPR is (for the time being) substantially similar to the GDPR (but with necessary national variations), and as the European Commission has issued a finding of data protection adequacy for the U.K., such compliance costs may not be significant. However, to the extent that the U.K. GDPR and GDPR begin to diverge, and if a finding of data protection adequacy for the U.K. is revoked by the European Commission, such infrastructure assets could face substantial additional data protection compliance costs in the long term (e.g., in the form of a greater dual regulatory compliance burden and the costs of implementing data transfer safeguards).

We face risks arising from the provision of managerial assistance if the Company is operated to qualify as a VCOC or REOC.

The Operating Manager will use its commercially reasonable efforts to conduct the affairs of the Company so that the assets of the Company should not be treated as constituting “plan assets” of any Shareholder which is a “benefit plan investor” within the meaning of ERISA and the regulations issued by the U.S. Department of Labor, as modified by

Section 3(42) of ERISA (the “Plan Asset Regulations”) and may, in this regard, elect to operate the Company as a “venture capital operating company” (a “VCOC”) or a “real estate operating company” (a “REOC”), each within the meaning of the Plan Asset Regulations. Operating the Company as a VCOC would require that the Company obtain rights to substantially participate in or influence the conduct of the management of a number of the Company’s Infrastructure Assets, and in the case of operating as a REOC, participating in the management and development activities of the underlying real estate. The Company may designate a director to serve on the board of directors or similar governing body of one or more Infrastructure Assets as to which it obtains such rights. The designation of directors or similar persons and other measures contemplated could expose the assets of the Company to claims it might not otherwise be subject to as an investor, including by an Infrastructure Asset, its security holders and its creditors. While the Operating Manager seeks to manage the Company to minimize exposure to these risks, the possibility of successful claims cannot be precluded. See also “—Risks Related to our Company and an Investment in our Shares–––Being a control person in a company may give rise to increased risk of liability for the Company and the Operating Manager, which could adversely affect a portion of our assets” above. In the event the Company is operated to qualify as a VCOC or REOC in order to avoid holding “plan assets” within the meaning of ERISA, the Company may be restricted or precluded from making certain acquisitions. In addition, the Operating Manager may be required to liquidate investments at a disadvantageous time, resulting in lower proceeds to the Company than might have been the case without the need to qualify as a VCOC or REOC.

If our assets at any time are deemed to constitute “plan assets” within the meaning of ERISA, that may lead to our being subject to certain ERISA and Code requirements.

As noted above the Company will use commercially reasonable efforts intend to conduct affairs of the Company so that the assets of the Company assets should not be deemed to constitute “plan assets” of any Shareholder that is a “benefit plan investor” (a “Benefit Plan Investor”) within the meaning of ERISA. If, notwithstanding the Company’s commercially reasonable efforts, the Company’s assets were deemed to constitute “plan assets” of any Shareholder that is a Benefit Plan Investor within the meaning of ERISA, this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Company, and (ii) the possibility that certain transactions in which the Company might seek to engage could constitute “prohibited transactions” under ERISA and the Code. If a prohibited transaction occurs for which no exemption is available, the Operating Manager and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the Benefit Plan Investor any profit realized on the transaction and (ii) reimburse the Benefit Plan Investor for any losses suffered by the Benefit Plan Investor as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Internal Revenue Code of 1986, as amended (the “Code”)) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. Fiduciaries of a Benefit Plan Investor who decide to invest in the Company could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in the Company or as co-fiduciaries for actions taken by or on behalf of the Company or the Operating Manager. With respect to an individual retirement account that invests in the Company, the occurrence of a prohibited transaction involving the individual who established the individual retirement account, or his or her beneficiaries, would cause the individual retirement account to lose its tax-exempt status.

Compliance with the SEC’s Regulation Best Interest (“Regulation Best Interest”) by participating broker-dealers may negatively impact our ability to raise capital, which could harm our ability to achieve our investment objectives.

Broker-dealers must comply with Regulation Best Interest, which, among other requirements, establishes a standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The full impact of Regulation Best Interest on participating broker-dealers cannot be determined at this time, and it may negatively impact whether participating broker-dealers and their associated persons recommend our Shares to certain retail customers, or the amount of shares which are recommended to such customers. In particular, under SEC guidance concerning Regulation Best Interest, a broker-dealer recommending an investment in our shares should consider a number of factors under the duty of care obligation of Regulation Best Interest, including but not limited to cost and complexity of the investment and reasonably available alternatives in determining whether there is a reasonable basis for the recommendation. Broker-dealers may recommend a more costly or complex product as long as they have a reasonable basis to believe it is in the best interest of a particular retail customer. However, if broker-dealers choose alternatives to our shares, many of which likely exist our ability to raise capital may be adversely affected. Shareholders should ask their broker-dealer or other financial professional about what reasonable alternatives exist for them, and how our offering compares to other types of investments (e.g., listed entities) that may have lower costs, complexities, and/or risks, and that may be available for lower or no commissions. If Regulation Best Interest reduces our ability to raise capital, it may harm our ability to achieve our objectives.

Tax Risks Related to the Company, the Shares and the Company’s Infrastructure Assets

Our acquisition decisions will be based on economic considerations which could result in adverse tax consequences.

An investment in the Company involves complex U.S. and non-U.S. tax considerations that will differ for each Shareholder depending on the Shareholder’s particular circumstances and whether an investment is made through Series I or Series II. The recommendations of the Operating Manager to the Company will be based primarily upon economic, not tax, considerations, and could result, from time to time, in adverse tax consequences to some or all Shareholders. In addition, the Company’s Shareholder base is expected to be diverse, such that the tax considerations relevant to each individual Shareholder may differ from those of other Shareholders, and the tax considerations relevant to the Shareholders may be different from those relevant to the Operating Manager. There can be no assurance that the structure or tax position of the Company or of any Infrastructure Asset (or the Company’s investment therein) will be tax-efficient for any particular shareholder, for the holders of our Series I Shares (as defined below) (collectively, the “Series I Shareholders”) as a whole, or for the Series II Shareholders as a whole. It is likely that Series II Shareholders and Series I Shareholders will have different after-tax returns.

Prospective investors are strongly urged to consult their own tax advisors.

Shareholders may be subject to taxes on phantom income.

The Company has made and may continue to make certain acquisitions, such as acquisitions in original issue discount obligations, credit acquisitions with an equity component, obligations with payment-in-kind features, preferred stock with redemption or repayment premiums or investments in vehicles that are treated as transparent or flow-through with respect to such Shareholder, which, under the tax law of a Shareholder’s jurisdiction of residence or domicile, could give rise to taxable income to the Shareholder without such Shareholder receiving any cash (or receiving cash that is reinvested pursuant to the DRIP). For U.S. Shareholders investing through Series II, such income may also arise as a result of the Company’s acquisitions in equity of certain non-U.S. entities treated as corporations for U.S. federal income tax purposes (e.g., if such entity is treated as a “controlled foreign corporation” or “passive foreign investment company” for U.S. federal income tax purposes). In such cases, taxable income allocated to a Shareholder may exceed cash distributions, if any, made to such Shareholder, in which case such Shareholder would have to satisfy tax liabilities arising from an investment in this Company from other assets of such Shareholder.

Series I Shareholders that reinvest any distributions pursuant to the DRIP may have tax liabilities that exceed cash distributions made to such Series I Shareholders, in which case such excess tax liability arising from the ownership of Series I Shares would need to be satisfied from a Series I Shareholder’s own funds.

We face the risk of owning special purpose vehicles in a manner that is not fully tax efficient because certain jurisdictional rules or other factors may limit our ability to do so.

The Company holds and expects to continue to hold certain of its Infrastructure Assets through wholly or partially owned special purpose vehicles. When possible, the Company will seek to structure acquisitions through special purpose vehicles in a tax efficient manner so as to be exempt from, or reduce income and withholding taxes in a particular special purpose vehicle’s jurisdiction of formation or incorporation and any other jurisdictions in which the special purpose vehicle operates, as well as withholding taxes or capital gains taxes arising in, or on payments from, the jurisdictions of the Company’s assets or activities. However, there is no guarantee that such benefits will be available, and, in some cases, the availability of these benefits may be subject to subsequent challenge and clawback. In some cases, certain procedural formalities may need to be completed before payments in respect of Infrastructure Assets can be made free of withholding tax. The completion of such formalities may depend on the agreement of taxation authorities or the provision of certain information by Shareholders, the timing of which cannot be guaranteed. The implementation of the structures described above could also give rise to additional Company expenses, which would be borne by the Shareholders, and any withholding tax, non-resident capital gains tax or income tax imposed by the jurisdiction in which the special purpose vehicle is formed or in which the investment is based or operates could reduce returns realized by the Shareholders.

If Series II were to be treated as a corporation for U.S. federal income tax purposes, the value of our Series II Shares might be adversely affected.

The value of our Series II Shares to Shareholders will depend in part on the treatment of Series II as a partnership for U.S. federal income tax purposes. However, in order for Series II to be treated as a partnership for U.S. federal income tax purposes, under present law, 90% or more of Series II’s gross income for every taxable year must consist of “qualifying income,” as defined in Section 7704 of the Code and Series II must not be required to register under the Investment Company Act, or another exception to the “publicly traded partnership” rules must apply. Although Series II seeks to continue to operate in a manner such that it will meet the 90% test described above in each taxable year, Series II may not meet such requirement, or current law may change so as to cause, in either event, Series II to be treated as a corporation for U.S. federal income tax purposes. If Series II were treated as a corporation for U.S. federal income tax purposes, adverse U.S. federal income tax consequences could result for the Shareholders and Series II.

Series II and its corporate subsidiaries face the risk of a tax audit which may have adverse consequences for Series II and/or the Series II Shareholders.

Series II may take positions with respect to certain tax issues, including with respect to partnership allocations, that depend on legal and other interpretive conclusions. Should any such positions be successfully challenged by the IRS or any other tax authority, a Series II Shareholder might be found to have a different U.S. tax liability (or any tax liability under the law of another jurisdiction), for that year than that reported on its federal (or other) income tax return.

An audit of Series II may result in an audit of the returns of some or all of the Series II Shareholders, which examination could result in adjustments to the tax consequences initially reported by Series II and affect items not related to a Shareholder’s investment in Series II. If such adjustments result in an increase in a Shareholder’s federal income tax liability for any year, such Shareholder may also be liable for interest and penalties with respect to the amount of underpayment. The legal and accounting costs incurred in connection with any audit of Series II’s tax return will be borne by Series II. The cost of any audit of a Shareholder’s tax return will be borne solely by the Shareholder.

Pursuant to legislation governing U.S. tax audits enacted by the U.S. Congress in 2015, as subsequently amended, the regulations promulgated and the guidance issued thereunder, and similar state or local tax rules (collectively, the “BBA Rules”), unless Series II makes the election described below, the IRS is generally permitted to determine adjustments to Series II tax items, and assess and collect taxes attributable thereto (including any applicable penalties and interest), at Series II level in the tax year during which the audit is finalized (the “adjustment year”). In this case, Shareholders of Series II in the adjustment year, rather than the persons that were Shareholders during Series II tax year under audit (the “reviewed year”), would bear the cost of the audit adjustment. In general, under this regime, taxes imposed on Series II would be assessed at the highest rate of tax applicable for the reviewed year and determined without regard to the character of the income or gain, Shareholders’ status or the benefit of Shareholder-level tax attributes (that could otherwise reduce tax due). However, Series II may be able to reduce the underpayment of taxes owed by Series II, to the extent that Series II demonstrates such taxes are allocable to a Shareholder that would not owe any tax by reason of its status as a “tax-exempt entity” or if the character of income is subject to a lower rate of tax.

Series II may under certain circumstances have the ability to avoid the entity-level tax assessment or collection (described above), by electing to “push-out” any adjustments to persons that were Shareholders during the reviewed year (the “Push-out Election”) and issuing them adjusted Schedule K-1s. If Series II makes the Push-out Election, such Shareholders would be responsible for paying any taxes associated with the audit adjustments in the adjustment year (including interest and penalties). In such case, the Shareholders of the reviewed year would also incur a two-percentage point increase on the interest rate that would otherwise have been imposed on any underpayment of taxes (unless such Shareholder is a pass-through entity and makes a valid Push-out Election to “push out” its share of the adjustments to its shareholders, members or owners). If Series II makes a Push-out Election with respect to Shareholders or former Shareholders whose allocable Shares of adjustments would have been subject to U.S. federal withholding tax, such Shareholders or former Shareholders may be required to file a U.S. federal income tax return and pay their allocable Shares of interest, penalties and additions to tax even though Series II is required to pay the withholding tax. The Operating Manager has discretion whether or not to make the Push-out Election and has not yet determined whether or to what extent such election will be appropriate. The Operating Manager or the person the Operating Manager appoints will be the “shareholder representative” for purposes of the BBA Rules and will have broad authority to represent Series II in respect of tax audits, including the authority to make the Push-out Election.

Certain of the Company’s Infrastructure Assets, such as Infrastructure Assets that are operating partnerships, will be subject to the rules described above, in which case the BBA Rules would be expected to apply to the Company as a partner therein. The Company may also make acquisitions through tiered partnership structures (including as a minority partner), in which case its capacity to make a “push out” election in respect of such tiered partnership investment may be limited by the timing of information provided by the underlying Infrastructure Asset or decisions by the underlying Infrastructure Asset that the Company may not have control over.

In addition, Series II “blocker” vehicles taxable as corporations for U.S. federal income tax purposes are subject to the examination of their income and other tax returns by the IRS and other authorities.

Prospective investors are encouraged to consult their tax advisors regarding the impact of the BBA Rules on their investment in Series II.

Series I faces the risk of a tax audit which may have adverse consequences for Series I and/or the Series I Shareholders.

Series I is subject to the examination of its income and other tax returns by the IRS and other tax authorities. Series I regularly assesses the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes. Although Series I seeks to continue to make appropriate provisions for taxes in the jurisdictions in which it operates, changes in the tax laws or challenges from tax authorities under existing laws could adversely affect Series I’s business, financial condition and results of operations.

In addition, certain of the Company’s Infrastructure Assets, such as Infrastructure Assets that are operating partnerships, will be subject to the rules described above under “Series II and its corporate subsidiaries face the risk of a tax audit which may have adverse consequences for Series II and/or the Series II Shareholders,” in which case the BBA Rules would be expected to apply to the Company as a partner therein. The Company may also acquire through tiered partnership structures (including as a minority partner), in which case its capacity to cause a “push out” election to be made in respect of such tiered partnership investment may be limited by the timing of information provided by the underlying Infrastructure Asset or decisions by the underlying Infrastructure Asset that the Company may not have control over.

Prospective investors are encouraged to consult their tax advisors regarding the impact of potential tax audits on their investment in Series I.

There is no assurance that Schedules K-1 will be provided within a particular time-frame to Series II Shareholders and any such Schedule K-1 may be based on the best available estimates at the time of issuance.

The Operating Manager will endeavor to provide Series II Shareholders with statements of the taxable income or loss computed for U.S. tax purposes allocated to them in connection with their investment in Series II on Schedules K-1 (or other similar tax reporting) within 90 calendar days of the end of the fiscal year, provided that such Schedules K-1 may be based on the best available estimates at the time of issuance. However there is no assurance that Schedules K-1 (or other similar tax reporting) will ultimately be provided within 90 calendar days of the end of the fiscal year, given, among other things, delays experienced due to Infrastructure Assets or other persons not providing the information necessary to facilitate preparation of Schedules K-1 (or other similar tax reporting) in a timely fashion, evolving reporting and compliance requirements or other events, and final statements, including Schedules K-1, may not be available until after the completion of Series II’s annual audit. Neither the Company nor the Operating Manager will be liable for any failure to provide or delay in providing such Schedules K-1s. Series II Shareholders may be required to obtain extensions of the filing date for their income tax returns at the U.S. federal, state and local levels (and, to the extent applicable, any non-U.S. income tax returns).

Some of our financing arrangements may result in the tax-exempt holders of our Series II Shares recognizing UBTI.

The Company and subsidiary vehicles of the Company will enter into financing arrangements, obtain credit facilities or otherwise employ leverage to finance their acquisitions of Infrastructure Assets. These arrangements may result in Series II and Series II Shareholders being treated as holding debt-financed property that may give rise to UBTI for tax-exempt Series II Shareholders. The Operating Manager expects to structure acquisitions in operating partnerships for Shareholders investing in Series II that it expects to give rise to UBTI through a “blocker” vehicle taxable as a corporation for U.S. federal income tax purposes. However, Series II does not expect to utilize “blocker” vehicles when entering into, or drawing down amounts under, credit facilities or other financing or hedging arrangements available to the Company or subsidiary vehicles of the Company.

Increases to the corporate tax rate would likely decrease the Company’s returns.

Any increase in the corporate income tax rate or changes to the corporate income tax rules that have the effect of increasing the effective corporate income tax rate would likely result in an increase of the overall tax burden borne by Series I and any Series II “blocker” vehicles taxable as corporations for U.S. federal income tax purposes and, as a result, such changes could materially affect the Company’s returns. In addition, the value of the Company’s assets may be affected by any changes in tax rates or tax rules, and Shareholders that redeem will not benefit from any such changes after their redemption, and conversely, Shareholders that do not redeem may be burdened by the impact of any such changes, including with respect to the impact of any such changes on the portion of any asset attributable to redeemed Shareholders. See the discussion under the heading “Valuations of our assets are estimates of fair value and may not necessarily correspond to realizable value.”

The IRS might not agree with our assessment regarding the treatment of Special Fees.

Series II has taken the position that the reduction of the Management Fee for Special Fees received by the Operating Manager or its affiliates, if any, should not cause Series II or its Shareholders to be treated as being engaged in a U.S. trade or business, but there is a risk that the IRS might take the position that tax-exempt and Non-U.S. Series II Shareholders should be treated as having received a portion of such Special Fees and, if such fees were regularly received by Series II, that a tax-exempt or Non-U.S. Series II Shareholder’s allocable share of such fees should be treated as UBTI or ECI, as applicable. Additionally, if such Special Fees are treated as being received directly by Series II, such fees would not be qualifying income for purposes of the Qualifying Income Exception an exception that exists with respect to a publicly traded partnership if (i) at least 90% of such partnership’s gross income for every taxable year consists of “qualifying income” and (ii) the partnership would not be required to register under the Investment Company Act if it were a U.S. corporation (the “Qualifying Income Exception”) from the publicly traded partnership rules, and as a result, Series II may not qualify for the Qualifying Income Exception in which case, unless another exception applied, Series II would likely be subject to taxation as a corporation for U.S. federal income tax purposes, and such treatment would materially adversely affect the value of the Series II Shares.

Non-U.S. Shareholders may be subject to United States income tax with respect to the gain on disposition of their Shares.

We believe it is possible that Series I may become a “United States real property holding corporation” and/or Series II may hold interests in, “United States real property interest,” each as defined in the Code and applicable Treasury regulations. As a result, Non-U.S. Series I Shareholders may be subject to United States federal income tax on a sale, exchange or other disposition of our Series I Shares and may be required to file a United States federal income tax return, and Non-U.S. Series II Shareholders may be subject to federal income tax and withholding tax on a sale, exchange or other disposition of our Series II Shares pursuant to Section 1445 of the Code.

If we are required to register as an investment company under the Investment Company Act, Series II may be treated as a publicly traded partnership that is subject to corporate income taxes.

If Series II were deemed to be an investment company under the Investment Company Act, the Qualifying Income Exception to the publicly traded partnership rules would no longer apply, and in that case, unless another exception applied, Series II would likely be subject to taxation as a corporation for U.S. federal income tax purposes, and such treatment would materially adversely affect the value of the Series II Shares.

Changes in U.S. Tax Laws may adversely affect the Company or Shareholders.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”), which among other things, altered the taxation of business entities including by imposing an alternative minimum tax on the book income of certain large corporations, implementing a 1% excise tax on stock repurchases, and economically similar transactions, of U.S. publicly traded corporations and bolstered funding for the IRS. The 1% excise tax may apply to leveraged buyouts and certain merger transactions, which could increase the cost to the Company of acquiring publicly traded corporations. Ambiguities surrounding various aspects of the IRA together with uncertainty about the nature and timing of regulations that will be promulgated to implement such legislation, may create uncertainty in financial markets and create other unknown risks.

Additionally, various tax measures recently adopted by the U.S. Congress, including tax measures currently under consideration, could result in changes in the U.S. tax system that could affect Shareholders, as well as Infrastructure Assets. Such measures may include changes in tax rates, a global minimum tax, limits on the deductibility of expenses, disallowance or limitation on the deductibility of interest on any leverage incurred by the Company or its Infrastructure Assets, other increases in the taxable income base, increases in the corporate and capital gains rates and broad-based domestic and international corporate tax reform.

The IRA also includes significant tax credit incentives for a variety of renewable energy resources in the United States, which may have a significant impact on the renewable energy industry, including certain Company assets. Among other changes, the IRA extends the investment tax credits and production tax credits available for solar and wind projects and adds expanded tax credits for certain new renewable energy technologies and capacities. Certain credits contained in the IRA are subject to sunset and the availability of these credits for any individual project (including as to amount), may be limited. These credits may also impact the dynamics of the markets in which the Company’s assets operate and may affect the return profile and asset selection of the Company in ways that cannot currently be predicted. The tax incentives available under the IRA may be limited where interests in the underlying project are held by tax-exempt and non-U.S. investors (and certain other investors treated as tax-exempt for such purposes), which may cause the Company to invest through certain blocker corporation structures as described in more detail below.

A number of provisions of the IRA are expected to be the subject of future regulations and guidance. While certain regulations and guidance have been issued by the U.S. Treasury Department and the IRS applicable to these provisions, some of these regulations remain in proposed form or are yet to be promulgated and other interpretative guidance will be necessary to help reduce uncertainty in application. However, it may take a substantial amount of time for regulations to become final and guidance to be published, and, accordingly, the Company may have significant uncertainties in its tax positions. Furthermore, the impact of this legislation on the state and local tax consequences of an investment in the Company is uncertain and will depend on whether and to what extent state and local jurisdictions conform applicable tax laws to these provisions and the interpretation thereof. In addition, there can be no assurance that U.S. tax laws, including laws impacting the corporate income tax rate, will not significantly change in the future.

Our business may be affected by changes to tax regimes in jurisdictions outside of the United States.

The Company and/or the Shareholders could become subject to additional or unforeseen taxation in jurisdictions in which the Company operates. Changes to taxation treaties (or their interpretation) between the countries relevant for the Company’s assets may adversely affect the Company’s ability to efficiently realize income or capital gains. Tax laws of different jurisdictions vary substantially with respect to the treatment of specific items of income, gain, loss, deduction and credit, and with respect to the bases on which such tax is or may be assessed. The Company expects to acquire a substantial amount of capital in various non-U.S. jurisdictions and the impact of tax laws in the relevant jurisdictions in respect of any particular asset, or on any specific Infrastructure Asset, may be material. For example, interest payments on Company holdings in certain jurisdictions and certain other items of income may be subject to withholding taxes or non-resident capital gains taxes, and in some cases, the withholding taxes or non-resident capital gains taxes may be greater than if such Company holdings were held directly by the Shareholders.

In addition, non-U.S. tax laws, including their interpretation, are subject to change, and the Company cannot predict what effect such changes might have on the Company and/or Shareholders. The Company and/or the Shareholders could become subject to additional or unforeseen taxation in jurisdictions in which the Company operates, and local tax incurred in these jurisdictions by the Company vehicles may not be creditable or deductible to Shareholders in their jurisdiction of residence. There can also be no assurance that U.S. tax credits (or credits in any non-U.S. jurisdiction) may be claimed with respect to non-U.S. taxes incurred, including in respect of the withholding taxes described above. Shareholders wishing to claim the benefit of an applicable tax treaty may be required to submit information to tax authorities in such jurisdictions. Further, changes to taxation treaties (or their interpretation) between the United States and the countries in which the Company operates may adversely affect the Company’s ability to efficiently realize income or capital gains, which may result in additional taxation to Company vehicles used to facilitate investments in such non-U.S. jurisdictions or to the Shareholders.

The OECD and other government agencies in other jurisdictions have continued to recommend and implement changes related to the taxation of multinational companies. In particular, the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (“OECD IF”) has committed to a proposal that allocates a formulaic share of the consolidated profit of a multinational enterprise to jurisdictions where their consumers are located (i.e., where sales arise) resulting in additional tax in such jurisdictions (“Pillar 1”). The OECD IF also announced an agreement among 138 countries (as of December 16, 2022), including all G7 and G20 countries, on the key principles with respect to the introduction of a corporate global minimum tax rate of 15% (assessed on a jurisdiction-by-jurisdiction basis) with a target of such proposal being effective domestically during 2023 (“Pillar 2”). On December 20, 2021, the Inclusive Framework released model rules on Pillar 2 (“Pillar 2 Rules”), and later commentary and administrative guidance. On December 15, 2022, the EU Council adopted a Council Directive to implement the Pillar 2 Rules in Member States of the European Economic Area (“Member States”). Depending on how countries amend their tax laws to adopt all or part of the Pillar 2 Rules (and, when finalized, measures from Pillar 1), there may be an increase in tax uncertainty and an increase in taxes applicable to the Company, Shareholders or Infrastructure Assets. The Company cannot predict whether the U.S. Congress or any other legislative body will enact new tax legislation (including increases to tax rates), whether the IRS or any other tax authority will issue new regulations or other guidance, whether the OECD or any other intergovernmental organization will publish any guidelines on global taxation, whether Member States will implement such guidelines and to which degree, nor can it predict what effect such legislation, regulations or international guidelines might have, including any potential impact on global markets. There can be no assurance that new legislation or regulations, including changes to existing laws and regulations, will not have an adverse effect on the Company’s performance.

On October 5, 2015, the OECD published 13 final reports and an explanatory statement outlining consensus actions under the Base Erosion and Profit Shifting (“BEPS”) project. This project involves a coordinated multijurisdictional approach to increase transparency and exchange of information in tax matters, and to address weaknesses of the international tax system that create opportunities for BEPS by multinational companies. The reports cover measures such as new minimum standards, the revision of existing standards, common approaches which will facilitate the convergence of national practices and guidance drawing on best practices. The outcome of the BEPS project, including limiting interest deductibility, changes in transfer pricing, new rules around hybrid instruments or entities and loss of eligibility for benefits of double tax treaties could increase tax uncertainty and impact the tax treatment of the Company’s earnings. This may adversely impact the returns of the Company or limit future opportunities due to potential tax leakage.

Implementation into domestic legislation has not been uniform across the participating states.

On November 24, 2016, the OECD published the text of the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent BEPS, which is intended to expedite the interaction of the tax treaty changes of the BEPS project. Several of the proposed measures, including measures covering treaty abuse, the deductibility of interest expense, local nexus requirements, transfer pricing and hybrid mismatch arrangements are potentially relevant to the Company and could have an adverse tax impact on the Company, Shareholders and/or Infrastructure Assets. On June 7, 2017, the first wave of countries (68 in total) participated in the signing ceremony of the multilateral instrument (“MLI”). The MLI went into effect on July 1, 2018 with the intention to override and complement certain provisions in existing bilateral tax treaties. The MLI may not have immediate effect but, rather, when it applies will depend on a number of factors, including further steps required to ratify changes to treaties according to the local law of the signatory countries. There is a lack of certainty as to how the signatories will apply the MLI and from when. The ratification process of Luxembourg has been achieved through the law of March 7, 2019 and the deposit of the instrument of ratification with the OECD on April 9, 2019. As a consequence, the MLI entered into force on August 1, 2019. Its application per double tax treaty concluded with Luxembourg will depend on the ratification by the other contracting state and on the type of tax concerned. There are some countries that have not yet signed including the United States and Brazil. Significant uncertainty remains around the access to tax treaties for the Company’s assets holding structures, which could create situations of double taxation and adversely impact the returns of the Company.

The OECD is continuing with the BEPS project with additional proposals. These approaches go beyond the original measures from the 2015 reports and may have the effect of changing the way that the tax base for the Company and its Infrastructure Assets is established. The impact for financial services businesses is currently unclear. To the extent that the Operating Manager determines in its sole discretion that additional taxes imposed on the Company, intermediate entities or Infrastructure Assets are properly attributable to a Shareholder or group of Shareholders, including as a result of a hybrid mismatch/non-inclusion (because of the tax classification of the entities or instruments in a Shareholder’s local jurisdiction) or a Shareholder’s failure to provide requested information (which may support compliance with the rules described in the foregoing), such taxes may be deemed distributed to or otherwise allocated to such Shareholder or group of Shareholders pursuant to the terms of the LLC Agreement. Prospective investors should consult their own tax advisors regarding all aspects of the implementation of these laws and directives as it affects their particular circumstances.

In December 2017, an EU list of non-cooperative tax jurisdictions was agreed by the finance ministers of Member States. The EU’s list is intended to promote good governance in taxation worldwide, maximizing efforts to prevent tax avoidance, tax fraud and tax evasion. If a jurisdiction in which the Company directly or indirectly invests or receives payments from, is considered as non-cooperative tax jurisdiction (at the time the investment is made or at a later stage), this may result in adverse tax consequences for the Company and/or Shareholders. The list is regularly updated and was (last revised on 14 February 2023).

The Business in Europe: Framework for Income Taxation (“BEFIT”) is a European Commission proposal for a directive to produce a comprehensive solution for business taxation in the EU. BEFIT aims to introduce a common set of rules for EU companies to calculate their taxable base while ensuring a more effective allocation of profits between EU countries. BEFIT has the potential to alter taxing rights with the EU, and may include substantive changes to applicable tax rules (including, for example, the debt-equity bias reduction allowance proposal, which would, if adopted, introduce both a tax allowance on increases in company equity and a limitation of the tax deductibility of interest payments). Consultation of BEFIT concluded in January 2023, it is expected that the European Commission will decide whether to adopt BEFIT in the third quarter of 2023. Whether this proposal will be taken forward, and if so the details and timing of its implementation, is therefore uncertain.

ATAD I-III, DAC6 and the UK MDR Regime may place additional administrative burdens on the Operating Manager’s management team or portfolio investment management and ultimately could lead to increased cost, which could adversely affect profitability.

The European Council has adopted two Anti-Tax Avoidance Directives, Council Directive (EU) 2016/1164 of 12 July 2016 laying down rules against tax avoidance practices that directly affect the functioning of the internal market (“ATAD I”) and Directive 2017/952/EU of May 29, 2017, amending ATAD I as regards hybrid mismatches with third countries (“ATAD II”). The measures included in ATAD I and ATAD II were implemented into Luxembourg law on, respectively, December 21, 2018, and December 20, 2019, and all of them are applicable gradually since January 1, 2019, January 1, 2020 or January 1, 2022, depending on the measure. ATAD I and ATAD II may place additional administrative burdens on the Operating Manager’s management team or portfolio investment management to assess the impact of such rules on the assets of the Company and ultimately could lead to increased cost, which could adversely affect profitability. ATAD I and ATAD II may also impact the returns of the Company.

On January 17, 2023, the European Parliament approved a proposal for a further anti-tax avoidance directive laying down rules to prevent the misuse of shell entities for tax purposes within the EU U (“ATAD III”). The final text will need to be approved by the Council of the European Union. The rules contained in ATAD III aim to target EU entities mainly involved in cross-border activities, having predominantly passive income flows and outsourcing the administration of day-to-day operations and the decision-making on significant functions. ATAD III could result in additional reporting and disclosure obligations that may result in the denial of certain EU Directives and tax treaty benefits on EU entities not meeting certain minimum substance criteria (the so-called “shell entities”). ATADIII3 is a proposal still subject to the unanimous consent of the Member States and, to the extent it is passed in its current form, will only become effective after the national transposition by the Member States and may be subject to certain exemptions incorporated in its provisions.

The EU has taken further steps towards tax transparency with the sixth version of the EU Directive on administration and cooperation for implementation by Member States (“DAC6 Rules”). In addition, the United Kingdom repealed DAC6 and implemented reporting rules following the OECD Mandatory Disclosure Rules (“UK MDR Rules”). DAC6 Rules and UK MDR Rules could require taxpayers and their advisers to report on cross-border arrangements with an EU or UK component that bear one of the prescribed hallmarks. The hallmarks are widely drafted and may require many transactions to be reported. Failure to comply with disclosure obligations can result in fines and penalties. DAC6 Rules or UK MDR Rules could expose the Company’s business activities to increased scrutiny from European or United Kingdom tax authorities.

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

Cybersecurity Risk Management and Strategy

As an externally managed company, our risk management function, including cybersecurity, is governed by the cybersecurity policies and procedures of the Operating Manager, an indirect subsidiary of Apollo. Apollo determines and implements appropriate risk management processes and strategies as it relates to cybersecurity for us and other affiliated entities managed by Apollo, and we rely on Apollo for assessing, identifying and managing material risks to our business from cybersecurity threats.

Apollo’s Board of Directors is involved in overseeing Apollo’s risk management program, including with respect to cybersecurity, which is a critical component of Apollo’s overall approach to enterprise risk management (“ERM”). Apollo’s cybersecurity policies and practices are fully integrated into its ERM framework through its reporting, risk management and oversight channels and are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards.

As one of the critical elements of Apollo’s overall ERM approach, Apollo’s cybersecurity program is focused on the following key areas:

•

Governance. As discussed further under the heading “Cybersecurity Governance,” Apollo’s Board of Directors has an oversight role, as a whole and also at the committee level, in overseeing management of Apollo’s risks, including its cybersecurity risks. Apollo’s Chief Information Security Officer (“CISO”) and the Chief Information Security Officer of Athene Holding Ltd. (“AHL’s CISO”), a subsidiary of Apollo, with support from the broader Apollo Technology team, are responsible for information security strategy, policies and practices, and also receive support, as appropriate, from our executive officers and other representatives of the Operating Manager and its affiliates.

•

Collaborative Approach. Apollo utilizes a cross-functional approach involving stakeholders across multiple departments, including Apollo Compliance, Legal, Technology, Operations, Risk and others, aimed at identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of potentially material cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by Apollo management, in consultation with our management and our Board as applicable, in a timely manner.

•

Technical Safeguards. Apollo deploys technical safeguards that are designed to protect its information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved on an ongoing basis using vulnerability assessments and cybersecurity threat intelligence.

•

Incident Response and Recovery Planning. Apollo has established and maintains incident response and recovery plans that address its response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis.

•

Third-Party Risk Management. Apollo maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of its systems, as well as the systems of third parties that could adversely impact its business and the business of its externally managed entities such as our company, in the event of a cybersecurity incident affecting those third-party systems.

•

Education and Awareness. Apollo provides regular, mandatory training for personnel regarding cybersecurity threats to equip its personnel with effective tools to help mitigate cybersecurity threats, and to communicate its evolving information security policies, standards, processes and practices.

Apollo engages in the periodic assessment and testing of its policies and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of its cybersecurity measures. Apollo regularly engages third parties, including auditors and consultants, to perform assessments on its cybersecurity measures, including information security maturity assessments, audits and independent reviews of its information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to Apollo’s risk management function, and Apollo adjusts its cybersecurity policies and practices as necessary based on the information provided by these assessments, audits and reviews.

To our knowledge, cybersecurity threat risks have not materially affected our company, including our business strategy, results of operations or financial condition.

Cybersecurity Governance

The AGM Board of Directors’ oversight of Apollo’s cybersecurity risk management is supported by the audit committee of the AGM Board of Directors (the “AGM audit committee”), the AAM Global Risk Committee (“AGRC”), the Operational Risk Forum (the “ORF”), the Cybersecurity Working Group and management. The AGM Board of Directors, the AGM audit committee, the AGRC, the ORF and the Cyber Security Working Group receive regular updates on Apollo’s information technology, cybersecurity risk profile and strategy, and risk mitigation plans from Apollo’s risk management professionals, AGM’s Chief Security Officer (“CSO”), its CISO, and other members of Apollo’s management and relevant management committees and working groups. The Cyber Security Working Group is chaired by the CISO and has representation from Apollo’s Technology, Legal, Compliance, and ERM teams. The group meets at least once a quarter to discuss cybersecurity and risk mitigation activities, among other topics. The CISO regularly reports to the ORF regarding cyber risk, and the ORF in turn reports to the AGRC on a quarterly basis, noting any cyber updates when necessary or appropriate. In turn, AGM’s board of directors and/or the AGM audit committee receive quarterly risk updates from risk management professionals, as well as at least annual updates on cyber risk specifically. The full AGM Board of Directors or the AGM audit committee receives presentations and reports on cybersecurity risks from AGM’s CSO or CISO, as well as from Athene’s CISO, at least annually.

AGM’s CSO holds an undergraduate degree in Management Information Systems and Business Administration, which he received magna cum laude. He has over 25 years of cyber-related experience, having served in various roles in technology and cybersecurity, including as Head of IT Risk Management, Executive Director of IT & Risk Compliance, and Global IT Risk Evaluation Lead at large financial institutions and consulting firms. He was also previously AGM’s CISO for nearly eight years. AGM’s CISO holds a master’s degree in Business Information Systems and has served in various roles in information technology and information security for over 25 years across a number of large financial institutions, including as Director, Cybersecurity and Risk.

The AGM CISO, in coordination with the Apollo Technology and ERM teams, works collaboratively across Apollo to implement a program designed to protect its information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with its incident response and recovery plans. To facilitate the success of Apollo’s cybersecurity risk management program, multidisciplinary teams throughout Apollo are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the CISO monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and reports such threats and incidents to the AGM audit committee or AGM Board of Directors, as appropriate.

As part of the risk management oversight (including oversight of cyber risks) of the Company’s Board, the Board will regularly interact with, and receive reports from, management of the Company, the Operating Manager, Apollo, and other service providers. The Company’s Board is expected to receive presentations and reports on cybersecurity risks from AGM’s CSO or CISO, at least annually, addressing a wide range of topics including recent developments, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to Apollo’s peers and third parties. Additionally, Apollo and other service providers are expected to periodically report to management as it relates to the Company’s cybersecurity practices.

Apollo’s cybersecurity incident response plan provides for proper escalation of identified cybersecurity threats and incidents, including, as appropriate, to the Company’s management. These discussions provide a mechanism for the identification of cybersecurity threats and incidents, assessment of cybersecurity risk profile or certain newly identified risks relevant to the Company, the Operating Manager, and evaluation of the adequacy of the Company’s cybersecurity program (as coordinated through the Operating Manager and Apollo), including risk mitigation, compliance and controls.

Item 2.	Properties

Our corporate headquarters are located at 9 West 57th Street, 42nd Floor, New York, NY 10019, and are provided by the Operating Manager. As of December 31, 2023, we did not own any real estate or other physical properties materially important to our operations. We believe that our office facilities are suitable and adequate for our business as it is currently contemplated to be conducted.

Item 3.	Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2023, we were not involved in any material legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no public market for our Shares currently and we do not expect one to develop. We offer our Investor Shares on a continuous basis at the NAV per Share of each type of Investor Share pursuant to the Private Offering. We do not expect to make any public offering of any of our common equity, pursuant to the Securities Act or otherwise.

As of December 31, 2023, with respect to each outstanding type of Share, the NAV per Share of the A-II Shares and V Shares in Series I were $25.25 and $25.00, respectively, and the NAV per Share of the A-II Shares and V Shares in Series II were $25.28 and $25.00, respectively.

Private Offering

We conduct a continuous Private Offering of our Shares on a monthly basis to (i) “accredited investors” (as defined in Regulation D under the Securities Act) and (ii) in the case of Shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act, including under Regulation D and Regulation S. The description of the Private Offering below will apply with respect to each Series and will be the same for each Series unless otherwise indicated.

Each of the terms “S Shares,” “I Shares,” “F-S Shares,” “F-I Shares,” “A-I Shares,” “A-II Shares,” “E Shares” and “V Shares,” unless otherwise indicated, refers collectively to the applicable type of Shares of both Series I and Series II. Each type of Shares described herein represents the applicable type of limited liability company interest in each of Series I and Series II. The same type of each Series will have the same terms with respect to each Series unless otherwise indicated.

Shares are being offered on a monthly basis at NAV per Share (generally measured as of the end of the month immediately preceding the date of the allocation of Shares to subscribing Shareholders), plus any applicable upfront selling commissions and dealer manager fees. The NAV per Share, which is generally equal to the transaction price, as of the date on which an investor makes a subscription request, may be significantly different than the offering price such investor pays at the NAV per Share on the date of the allocation of Shares to such investor. Each type of Shares may have a different NAV per Share because shareholder servicing fees differ with respect to each type.

Each Series currently offers six types of investor shares to Shareholders: S Shares, I Shares, F-S Shares, F-I Shares, A-I Shares and A-II Shares (collectively, with respect to shares available through Series I, the “Series I Investor Shares” and, with respect to shares available through Series II, the “Series II Investor Shares”, and, together, the “Investor Shares”). Holders of S Shares, I Shares, F-S Shares, F-I Shares, A-I Shares and A-II Shares have equal rights and privileges with each other. Such Shares will be subject to different sales load, dealer manager fees, servicing fees or distribution fees, as applicable.

E Shares and V Shares of Series I (collectively, “Series I Apollo Shares” and together with the Series I Investor Shares, the “Series I Shares”) will be held only by Apollo, certain of its affiliates and, in the case of the E Shares, also by our and our affiliates’ employees (if any), officers and directors. E Shares and V Shares of Series II (collectively, “Series II Apollo Shares” and together with the Series I Apollo Shares, the “Apollo Shares;” the Series II Apollo shares together with the Series II Investor Shares, the “Series II Shares;” and the Series II Shares together with the Series I Shares, excluding V Shares, the “Shares”) will be held only by Apollo, certain of its affiliates and, in the case of the E Shares, also by our and our affiliates’ employees (if any), officers and directors. Neither E Shares nor V Shares are being offered to other Shareholders.

Net Asset Value

The Company determines NAV of the Shares no less frequently than monthly. The Operating Manager prepares valuations with respect to each of our Infrastructure Assets in accordance with its valuation guidelines approved by the Board. The Operating Manager uses the estimated values provided as well as inputs from other sources in its calculation of our monthly NAV per Share. The NAV per Share of each type of the Company’s Shares is determined by dividing the total assets of the Company (the value of investments, plus cash or other assets, including interest and distributions accrued but not yet received) attributable to such type less the value of any liabilities (including accrued expenses or distributions) of such type, by the total number of Shares outstanding of such type.

Our NAV per Share is the price at which we sell and repurchase our Shares. The following table provides a breakdown of the major components of our net asset value (“Net Asset Value”) as of November 30, 2023 and December 31, 2023, respectively ($ in thousands, except shares):

Components of Net Asset Value	November 30, 2023	December 31, 2023
Investments at fair value (1)	$73,820	$137,015
Cash and cash equivalents	90,486	121,271
Other assets	4,841	7,396
Other liabilities	(4,608)	(4,565)
Accrued Performance Fee	(37)	(152)
Management Fee payable	(69)	(177)

Net Asset Value	$164,433	$260,788

Number of outstanding shares	6,553,600	10,319,828

(1)	with respect to November 30, 2023, at a cost of $73,441, and with respect to December 31, 2023, at a cost of $136,308.

The following table provides a breakdown of our total Net Asset Value and our NAV per Share by type as of December 31, 2023 ($ in thousands, except shares and per share data):

Net Asset Value per share	Series I A-II Shares	Series I V Shares	Series II A-II Shares	Series II V Shares	Total
Monthly Net Asset Value	$46,741	$1	$214,045	$1	$260,788
Number of outstanding shares	1,851,311	40	8,468,437	40	10,319,828
NAV per Share as of December 31, 2023	$25.25	$25.00	$25.28	$25.00

Holders

As of March 31, 2024, the Company had the below number of holders of record of each outstanding type of Shares:

Type	Number of Holders
Series I
A-II Shares	289
F-I Shares	21
V Shares	1
Series II
A-II Shares	829
F-I Shares	5
V Shares	1

Distributions

Neither Series declared or paid any distributions for the period from April 3, 2023 (the “Date of Formation”) to December 31, 2023. The Series seek to pay regular quarterly distributions at an attractive distribution yield to Shareholders of record. The Series declared and accrued distributions on March 28, 2024 with a record date of March 31, 2024 and will pay such distributions in April 2024. However, there can be no guarantee that any Series will pay quarterly distributions consistently and at a specific rate, or at all. See “Item 1A. Risk Factors—Risks Related to our Company and an Investment in our Shares—The amount of any distributions we may pay is uncertain. We may not be able to sustain the payment of distributions.”

Cash distributions to Shareholders will automatically be reinvested under our Distribution Reinvestment Plan (the “DRIP”) in additional whole and fractional Shares attributable to the type of Shares that a Shareholder owns unless and until an election is made on behalf of such participating Shareholder to withdraw from the DRIP and receive distributions in cash. The number of Shares to be received when distributions are reinvested will be determined by dividing the amount of the distribution, net of any applicable withholding taxes, by the Series’ NAV per share as of the end of the prior month. Shares will be distributed in proportion to the Series and types of Shares held by the Shareholder under the DRIP. There will be no sales load charged on Shares issued to a Shareholder under the DRIP.

Share Repurchases

For the period from the Date of Formation to December 31, 2023, the Company had not conducted any Share Repurchases of the Company’s equity securities. We expect that each Series will conduct quarterly Share Repurchases for up to 5.0% of the aggregate NAV of our outstanding Investor Shares and E Shares of each Series (measured across both Series) at a price based on the NAV per Share as of the last business day of the quarter prior to the commencement of a Share Repurchase (the “Repurchase Plan”). The Company expects to make the Share Repurchases beginning in the second quarter of 2024. Due to tax considerations and other factors, the NAV between each Series will differ, and because of differential fees and other factors, NAV between Share type will differ, but all NAV calculations are expected to be based on the joint underlying economic interests of both Series in the Infrastructure Assets.

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

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in “Item 1A. Risk Factors” in this Annual Report on Form 10-K. All dollar amounts in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” are in thousands, unless otherwise noted.

Overview

The Company was formed on April 3, 2023 as a Delaware limited liability company and we operate our operations in a manner such that we are not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We are a holding company whose mission is to be a leading owner and operator of and capital provider to Infrastructure Assets across global private markets. In doing so, our objective is to generate excess returns per unit of risk for our Shareholders consisting of both current income and long-term capital appreciation. We plan to establish operations and provide capital to Infrastructure Assets across power and renewables, transportation, communications, and social infrastructure sectors (collectively, the “Target Sectors”). We seek to have a global footprint, focusing primarily on opportunities in North America, countries in Western Europe and member states of the Organization for Economic Co-operation and Development (“OECD”).

The term “Infrastructure Assets” refers, individually and collectively, to the infrastructure businesses or other assets that are or will be owned by the Company and its direct or indirect subsidiaries, including, as the context requires, (i) majority-controlled infrastructure businesses or other assets, holding companies, special purpose vehicles, as well as loans to such entities tied to specific infrastructure projects, and (ii) to a lesser extent, equity acquisitions, corporate carve outs, any investments made by us in any other infrastructure-related entities or assets not controlled by the Company and any other entities through which infrastructure assets or businesses are or will be held.

The Company commenced principal operations on November 1, 2023.

On April 10, 2023, the Company established two registered series of limited liability company interests, Apollo Infrastructure Company LLC - Series I (“Series I”) and Apollo Infrastructure Company LLC - Series II (“Series II” and, together with Series I, the “Series”), pursuant to the Delaware Limited Liability Company Act (as amended from time to time, the “LLC Act”), and although the U.S. Internal Revenue Service (“IRS”) has only issued proposed regulations relating to series entities, each Series is intended to be treated as a separate entity, and have a different tax classification, for U.S. federal income tax purposes. Under Delaware law, to the extent the records maintained for a Series account for the assets associated with such Series separately from the other assets of the Company or any other Series, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to such Series are segregated and enforceable only against the assets of such Series and not against the assets of the Company generally or any other Series. Series I and Series II are expected to invest, directly or indirectly, in the same portfolio of Infrastructure Assets on a pro rata basis. Series I has elected to be treated as a corporation for U.S. federal income tax purposes and Series II is intended to be treated as a partnership for U.S. federal income tax purposes. The state tax treatment of a series limited liability company depends on the laws of each state, and it is possible that a particular state may treat Series I and Series II as a single entity for state tax purposes or may treat Series I or Series II as separate entities but classified differently than the IRS does for U.S. federal income tax purposes. The Series conduct the business of the Company jointly and although they have the ability and intention to contract in their own names, they expect to do so jointly and in coordination with one another. Neither Series has directors, officers or employees, but each is overseen by the Board and managed by the Operating Manager.

We are sponsored by Apollo Asset Management, Inc. (together with its subsidiaries, “Apollo”) and benefit from Apollo’s asset sourcing, operations, and portfolio management capabilities pursuant to an operating agreement (the “Operating Agreement”) with Apollo Manager, LLC (the “Operating Manager”). The Operating Manager manages the Company on a day-to-day basis, together with our executive officers, and provides certain management, administrative and advisory services related to identifying, acquiring, owning, controlling and providing capital to Infrastructure Assets and to a lesser extent performs the same role with respect to the other investments described below. The Company, through the Operating Manager’s guidance, leverages Apollo’s extensive infrastructure investing strategy to identify potential Infrastructure Assets within its key business strategies, perform due diligence and acquire infrastructure assets.

Infrastructure Assets do and are expected to continue to make up a substantial portion of our assets. Additionally, we expect that the remainder of our assets will consist of cash and cash equivalents, U.S. Treasury securities, U.S. government agency securities, municipal securities, other sovereign debt, investment grade credit, and other investments including high yield credit, asset backed securities, mortgage backed securities, collateralized loan obligations, leveraged loans and/or debt of companies or assets (collectively, the “Liquidity Portfolio”), in each case to facilitate capital deployment and provide a potential source of liquidity. These types of liquid assets may exceed AIC’s target investment allocations, if any, at any given time due to distributions from, or dispositions of, Infrastructure Assets or for other reasons as our Operating Manager determines.

We conduct a continuous private offering of our Shares on a monthly basis to (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of Shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act (the “Private Offering”). We currently offer six types of investor shares, each of which represents the applicable type of limited liability company interest in Series I and Series II, as applicable: S Shares, I Shares, F-S Shares, F-I Shares, A-I Shares and A-II Shares (collectively, with respect to shares available through Series I, the “Series I Investor Shares” and, with respect to shares available through Series II, the “Series II Investor Shares”, and, together, the “Investor Shares”). We may offer additional types of Investor Shares in the future. The share types have different upfront selling commissions and ongoing distribution and shareholder servicing fees.

We operate our operations in a matter such that we are not required to register as an investment company under the Investment Company Act.

Recent Developments

Infrastructure Assets Activity

As of December 31, 2023, the Company held interests in Infrastructure Assets, as follows:

On November 6, 2023, a subsidiary of the Company acquired a control equity position in a global provider of ISO tank transportation logistics and depot services.

On November 7, 2023, a subsidiary of the Company acquired a debt obligation issued by an operator of hyper-scale data centers that focuses on global technology company tenants.

On November 22, 2023, a subsidiary of the Company acquired a debt obligation issued by a developer, servicer and operator of renewable energy projects.

The Company has also acquired a portfolio of first lien senior secured notes in the midstream oil and gas, transportation and renewables industries.

Financial Updates

January Financial Update

As of January 2, 2024, the Company issued and sold the following unregistered shares of the Company to third party investors for cash ($ in thousands):

Type	Number of Shares Sold	Aggregate Consideration
Series I
A-II Shares	300,066	$7,576
F-I Shares	39,043	986
Series II
A-II Shares	932,124	$23,560
F-I Shares	17,012	430

February Financial Update

As of February 1, 2024, the Company issued and sold the following unregistered shares of the Company to third party investors for cash ($ in thousands):

Type	Number of Shares Sold	Aggregate Consideration
Series I
A-II Shares	547,913	$13,897
F-I Shares	46,553	1,180
Series II
A-II Shares	842,579	$21,400
F-I Shares	33,488	850

March Financial Update

As of March 1, 2024, the Company issued and sold the following unregistered shares of the Company to third party investors for cash ($ in thousands):

Type	Number of Shares Sold	Aggregate Consideration
Series I
A-II Shares	507,560	$12,928
F-I Shares	38,523	980
Series II
A-II Shares	899,608	$22,948
F-I Shares	10,794	275

Distributions

On March 28, 2024, the Company declared distributions on the following outstanding shares of the Company in the amounts per share set forth below:

Type	Distribution
Series I
A-II Shares	$0.1300
F-I Shares	$0.1300
Series II
A-II Shares	$0.1300
F-I Shares	$0.1300

Results of Operations

From the Date of Formation through October 31, 2023, we had not commenced our principal operations and were focused on our formation and the registration statement for the Company. Our registration statement on Form 10 automatically became effective on August 14, 2023 and we commenced principal operations on November 1, 2023.

We are dependent upon the proceeds from our continuous Private Offering in order to conduct our business. We intend to continue to acquire Infrastructure Assets with the capital received from our continuous Private Offering and any indebtedness that we may incur in connection with such activities.

A discussion of the results of operations for the period from the Date of Formation to December 31, 2023 is as follows:

Revenues

We generate revenues primarily from our long-term control and management of control-oriented Infrastructure Assets, Infrastructure Asset financings and to a lesser extent strategic investments in Infrastructure Assets, which may consist of dividend income, interest income, net realized gains or losses and net change in unrealized appreciation or depreciation of Infrastructure Assets.

Series I recorded $575 of revenues for the period from the Date of Formation to December 31, 2023 consisting of $436 of interest income, $12 of realized gains and $127 of net change in unrealized appreciation. Series II recorded $2,650 of revenues for the period from the Date of Formation to December 31, 2023 consisting of $2,015 of interest income, $55 of realized gains and $580 of net change in unrealized appreciation. Such revenues were generated from our Liquidity Portfolio and our Infrastructure Assets.

Expenses

The below description of expenses applies with respect to each Series and is the same for each Series unless otherwise indicated, pursuant to the Operating Agreement.

Management Fee

Pursuant to the Operating Agreement, the Operating Manager is entitled to receive a management fee (the “Management Fee”). The Management Fee is payable monthly in arrears in an amount equal to (i) 1.25% per annum of the month-end NAV attributable to S Shares and I Shares, (ii) 1.00% per annum of the month-end NAV attributable to F-S Shares and F-I Shares, (iii) 0.75% per annum of the month-end NAV attributable to the A-I Shares until December 31, 2026 and 1.00% per annum of the month-end NAV attributable to the A-I Shares thereafter and (iv) 0.50% per annum of the month-end NAV attributable to the A-II Shares; provided, that this Management Fee will be reduced by any applicable Special Fees (as defined below); provided, however, that this Management Fee will not be reduced for any Other Fees. In calculating the Management Fee, we will use our NAV before giving effect to accruals for the Management Fee, Performance Fee (as defined below), combined annual distribution fee and shareholder servicing fee or distributions payable on our Shares. We do not pay the Operating Manager a Management Fee on Apollo Shares and as a result, it is an expense specific only to Shares held by investors at the rates specified herein, which will result in the dilution of Investor Shares in proportion to the fees charged to different types of Investor Shares.

The Operating Manager earned Management Fees of $32 from Series I and $145 from Series II for the period from the Date of Formation to December 31, 2023.

Selling Commissions and Ongoing Distribution and Servicing Fees

Apollo Global Securities, LLC (the “Dealer Manager”) is entitled to receive selling commissions of up to 3.0%, and dealer manager fees of up to 0.5%, of the transaction price of each S Share and F-S Share. Any participating broker-dealers are compensated from such amounts by reallowance from the Dealer Manager; provided that the sum of such reallowed amounts and the selling commissions do not exceed 3.5% of the transaction price. The Dealer Manager will receive a combined annual distribution fee and shareholder servicing fee of 0.85% per annum of the aggregate NAV of the Company’s outstanding S Shares and F-S Shares. There will not be a combined annual distribution fee and shareholder servicing fee, upfront selling commission or dealer manager fee with respect to the A-I Shares, A-II Shares, I Shares or F-I Shares. The Dealer Manager anticipates that all or a portion of selling commissions and dealer manager fees will be reallowed to participating broker-dealers.

Apollo Shares will not incur any upfront selling costs or ongoing servicing costs.

For the period from the Date of Formation to December 31, 2023, neither Series paid the Dealer Manager for any annual distribution fees, shareholder servicing fees, upfront selling commission or dealer manager fees.

Special Fees

Any net consulting (including management consulting) or monitoring fees (including any early termination fee or acceleration of any such management consulting fee on a one-time basis that is approved by the Board), break-up fees (including, if applicable, the portion thereof described in “Item 1A. Risk Factors—Risks Related to our Company and an Investment in our Shares—Our business may be affected by offering Co-Investments or opportunities to provide debt financing to any person” above), directors’ fees, closing fees and merger and acquisition transaction advisory services fees related to the negotiation of the acquisition of an Infrastructure Asset (other than debt investments or investments with respect to which Apollo does not exercise direct control with respect to the decision to engage the services giving rise to the relevant fees, costs and expenses) and similar fees, whether in cash or in kind, including options, warrants and other non-cash consideration paid to the Operating Manager or any of its affiliates or any employees of the foregoing in connection with actual or contemplated acquisitions or investments (and allocable to the Company) (collectively, the “Special Fees”) that are allocable to those Shareholders who bear Management Fees, will be applied to reduce the Management Fees paid by such Management Fee-bearing Shareholders. As such, the portion of such Special Fees attributable to Apollo’s investment or to the investments of Shareholders that do not pay Management Fees will be retained by Apollo. In practice, the only fees that are generally expected to be paid and treated as Special Fees are mergers and acquisition transaction fees payable in connection with an acquisition and management consulting fees payable thereafter.

For the period from the Date of Formation to December 31, 2023, Series I and Series II did not incur Special Fees and there was no reduction in Management Fee.

Performance Fee

So long as the Operating Agreement has not been terminated, the Operating Manager is entitled to receive a performance fee equal to (i) 12.5% of the total return with respect to S Shares or I Shares, (ii) 9.0% of the total return with respect to F-S Shares or F-I Shares, (iii) 7.5% of the total return from inception through December 31, 2026 and 9.0% thereafter with respect to A-I Shares and (iv) 5.0% of the total return with respect to A-II Shares, in each case subject to a 5.0% hurdle amount and a high water mark with respect to such type of Shares, with a catch-up. Such fee will be paid annually and accrue monthly. The performance fee is not paid on Apollo Shares, and as a result, it is an expense specific only to Investor Shares at the rates specified herein, which will result in the dilution of Investor Shares in proportion to the fees charged to different types of Investor Shares.

The Operating Manager earned Performance Fees of $27 for Series I and $125 for Series II for the period from the Date of Formation to December 31, 2023.

Organizational and Offering Expenses

The Company incurred organizational and offering expenses in connection with the formation and organization of the Company and the Series, and the offering of shares to investors, including legal, accounting, printing, mailing and filing fees and expenses, taxes, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design, website and electronic database expenses, fees and expenses of our escrow agent and transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging and meals and other similar fees, costs and expenses but excluding upfront selling commissions, dealer manager fees and the combined annual distribution fees and shareholder servicing fees (collectively, the “Organizational and Offering Expenses”).

Series I incurred organizational expenses of $282 for the period from the Date of Formation to December 31, 2023. Series II incurred organizational expenses of $1,321 for the period from the Date of Formation to December 31, 2023.

Series I incurred offering expenses of $446 for the period from the Date of Formation to December 31, 2023. Series II incurred offering expenses of $2,086 for the period from the Date of Formation to December 31, 2023. Series I amortized $14 of the $446 of offering expenses incurred and Series II amortized $70 of the $2,086 of offering costs incurred for the period from Date of Formation to December 31, 2023. The remaining amounts are deferred and reflected in the Consolidated Statements of Assets and Liabilities in the consolidated financial statements of the Company.

Organizational and Offering Expenses are paid by the Operating Manager, subject to potential recoupment as described in “Note 4. Related Party Considerations” to our financial statements in this annual Report on Form 10-K.

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

Series I incurred Operating Expenses of $301 for the period from the Date of Formation to December 31, 2023. Series II incurred Operating Expenses of $1,393 for the period from the Date of Formation to December 31, 2023. These expenses relate to general and administration expenses and director fees.

Company Expense Support and Conditional Reimbursement of the Operating Manager

On June 15, 2023, the Company entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Operating Manager pursuant to which the Operating Manager may elect to pay certain of the Company’s expenses, including certain Organizational and Offering Expenses, on our behalf (each, an “Expense Support”).

Following any calendar month in which the Specified Expenses are below 0.60% of the Company’s net assets on an annualized basis, the Company shall reimburse the Operating Manager, fully or partially, for the Expense Supports, but only if and to the extent that Specified Expenses plus any Reimbursement Payments do not exceed 0.60% of the Company’s net assets at the end of each calendar month on an annualized basis, until such time as all Expense Supports made by the Operating Manager to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company in the prior sentence shall be referred to herein as a “Reimbursement Payment.”

“Specified Expenses” means all expenses incurred in the business of the Company with the exception of (i) the Management Fee, (ii) the Performance Fee, (iii) the combined annual distribution fees and shareholder servicing fees, (iv) the dealer manager fees (including selling commissions), (v) Infrastructure Asset related expenses, (vi) interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company, (vii) taxes, (viii) certain insurance costs, (ix) Organizational and Offering Expenses, (x) certain non-routine items (as determined in the sole discretion of the Operating Manager) and (xi) extraordinary expenses (as determined in the sole discretion of the Operating Manager).

For the period from the Date of Formation to December 31, 2023, the Operating Manager elected to provide Expense Supports of $598 in connection with expenses incurred by Series I and $2,783 in connection with expenses incurred by Series II, respectively.

Income Taxes

For the period from the Date of Formation to December 31, 2023, Series I has a current income tax provision of $71 and a deferred tax liability of $44, comprising of U.S. federal and state taxes, which are based upon income, dividends, and gains earned. For the period the Date of Formation to December 31, 2023, Series II has a current income tax provision of $235 and a deferred tax liability of $94, comprising of U.S. federal and state taxes.

Net Asset Value

We calculate NAV per Share in accordance with valuation policies and procedures that have been approved by our Board. Our NAV per Share of each type of Share is the price at which we sell and repurchase our Shares. The following tables include the net asset value of outstanding Shares as of December 31, 2023. The following table provides a breakdown of the major components of our Net Asset Value as of November 30, 2023 and December 31, 2023, respectively ($ in thousands, except shares):

Components of Net Asset Value	November 30, 2023	December 31, 2023
Investments at fair value (1)	$73,820	$137,015
Cash and cash equivalents	90,486	121,271
Other assets	4,841	7,396
Other liabilities	(4,608)	(4,565)
Accrued Performance Fee	(37)	(152)
Management Fee payable	(69)	(177)

Net Asset Value	$164,433	$260,788

Number of outstanding shares	6,553,600	10,319,828

(1)	With respect to November 30, 2023, at a cost of $73,441, and with respect to December 31, 2023, at a cost of $136,308.

The following table provides a breakdown of our total Net Asset Value and our NAV per Share by type as of December 31, 2023 ($ in thousands, except shares and per share data):

Net Asset Value per share	Series I A-II Shares	Series I V Shares	Series II A-II Shares	Series II V Shares	Total
Monthly Net Asset Value	$46,741	$1	$214,045	$1	$260,788
Number of outstanding shares	1,851,311	40	8,468,437	40	10,319,828
NAV per Share as of December 31, 2023	$25.25	$25.00	$25.28	$25.00

Valuation Methodologies and Significant Inputs

The following table provides quantitative measures used to determine the fair values of the Level III investments as of December 31, 2023 ($ in thousands):

Asset Type	Level III Fair Value	Valuation Technique	Unobservable Input	Input
Series I
Investments in Partnership Investment Vehicle	$3,469	Discounted Cash Flow	Discount Rate	15.10%
			Terminal Multiple	8.5x
Investments in Loans	16,973	Transaction Price (1)	N/A	N/A

Total	$20,442

Series II
Investments in Partnership Investment Vehicle	$16,237	Discounted Cash Flow	Discount Rate	15.10%
			Terminal Multiple	8.5x
Investments in Loans	78,738	Transaction Price (1)	N/A	N/A

Total	$94,975

Total
Investments in Partnership Investment Vehicle	$19,706	Discounted Cash Flow	Discount Rate	15.10%
			Terminal Multiple	8.5x
Investments in Loans	95,711	Transaction Price (1)	N/A	N/A

Total	$115,417

(1)

The Investments in Loans valued at Transaction Price include certain loans held by the Company that, pursuant to their contractual terms, produce PIK income. PIK income computed at the contractual rate is accrued into income and reflected as a receivable up to the capitalization date. For the period from April 3, 2023 (date of formation) to December 31, 2023, Series I, Series II and Total, earned and capitalized PIK income of $184, $845, and $1,029, respectively.

The Operating Manager is ultimately responsible for our NAV calculations.

Hedging Activities

The Company and/or its operating subsidiaries may employ hedging strategies (whether by means of derivatives or otherwise and whether in support of financing techniques or otherwise) that are designed to reduce the risks to the Company and/or such operating subsidiaries of fluctuations in interest rates, securities, commodities and other asset prices and currency exchange rates, as well as other identifiable risks. While the transactions implementing such hedging strategies are intended to reduce certain risks, such transactions themselves entail certain other risks, such as the risk that counterparties to such transactions default on their obligations and the risk that the prices and/or cash flows being hedged behave differently than expected. Thus, while the Company and/or its operating subsidiaries may benefit from the use of these hedging strategies, unanticipated changes in interest rates, securities, commodities and other asset prices or currency exchange rates or other events related to hedging activities may result in a poorer overall performance for the Company and/or its operating subsidiaries than if it or its operating subsidiaries had not implemented such hedging strategies.

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

Distributions

As of December 31, 2023, the Company had not paid any distributions.

Liquidity and Capital Resources

As of December 31, 2023, the Company had $121,271 in cash and cash equivalents, primarily the result from sales of our Shares.

We expect to generate cash primarily from (i) the net proceeds of our continuous Private Offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities.

Our primary use of cash is for (i) acquisition of Infrastructure Assets, financing of infrastructure developments and strategic investment in infrastructure-related investments, (ii) the cost of operations (including the Management Fee and Performance Fee), (iii) debt service of any borrowings, (iv) periodic repurchases, including under the Repurchase Plan (as described herein), and (v) cash distributions (if any) to the holders of our Shares to the extent declared by the Board.

Cash Flows

The following table summarizes the changes to our cash flows for the period from the Date of Formation to December 31, 2023 ($ in thousands):

Cash flows from:	December 31, 2023
Operating activities	$(136,565)
Financing activities	257,836
Net increase in cash and cash equivalents	$121,271

Cash used in operating activities

Our cash flow used in operating activities was $136,565 for the period from the Date of Formation to December 31, 2023. Our net increase in net assets resulting from operations was $2,452 for the period from the Date of Formation to December 31, 2023, which reflects income interest, realized gains and an increase in the value of our Infrastructure Assets and Liquidity Portfolio, partially offset by expenses and income taxes incurred.

Cash provided by financing activities

Our cash flow provided by financing activities was $257,836 for the period from the Date of Formation to December 31, 2023, which reflects the gross proceeds from the sale of Shares pursuant to our Private Offering.

Critical Accounting Estimates

Below is a discussion of the accounting policies that management considers critical. We consider these policies critical because they involve significant judgments and assumptions and require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. Our accounting policies have been established to conform with GAAP. The preparation of the financial statements in accordance with GAAP requires management to use judgments in the application of such policies. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Valuation Guidelines

The Company’s Infrastructure Assets are valued at fair value in a manner consistent with GAAP, including Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure (“ASC Topic 820”), issued by the Financial Accounting Standards Board. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Infrastructure Assets are generally valued at the relevant transaction price initially; however, to the extent the Operating Manager does not believe an Infrastructure Asset’s transaction price reflects the current market value, the Operating Manager will adjust such valuation. When making fair value determinations for Infrastructure Assets, the Operating Manager will update the prior month-end valuations by incorporating the then current market comparables and discount rate inputs, any material changes to the financial performance of the Infrastructure Assets since the prior valuation date, as well as any cash flow activity related to the Infrastructure Assets during the month. The Operating Manager will value Infrastructure Assets using the valuation methodology it deems most appropriate and consistent with widely recognized valuation methodologies and market conditions.

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

Recent Accounting Pronouncements

See “Note 2. Summary of Significant Accounting Policies” to our financial statements in this Annual Report on Form 10-K for a discussion concerning recent accounting pronouncements.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

See “Note 6. Commitments and Contingencies,” to our financial statements in this Annual Report on Form 10-K for our contractual obligations and commitments with payments due subsequent to December 31, 2023.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risks primarily relates to movements in the fair value of Infrastructure Assets. The fair value of Infrastructure Assets may fluctuate in response to changes in the values of Infrastructure Assets and interest rates. The quantitative information provided in this section was prepared using estimates and assumptions that management believes are appropriate. The actual impact of a hypothetical adverse movement in these risks could be materially different from the amounts shown below. All dollar amounts in this “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” are in thousands, unless otherwise noted.

Changes in Fair Value

All of our Infrastructure Assets as of December 31, 2023 are reported at fair value. Net changes in the fair value of Infrastructure Assets impact the net increase or decrease in net assets resulting from operations in our Consolidated Statements of Operations. Based on Infrastructure Assets held as of December 31, 2023, we estimate that an immediate 10% increase or decrease in the fair value of Infrastructure Assets generally would result in a commensurate change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the Infrastructure Asset was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Based on the fair value of Infrastructure Assets as of December 31, 2023, we estimate that an immediate, hypothetical 10% increase or decline in the fair value of Infrastructure Assets would result in an increase or decline, respectively, in net assets resulting from operations of $13,702, if not offset by other factors.

Interest Rate Risk

Changes in credit markets and in particular, interest rates, can impact investment valuations and may have offsetting results depending on the valuation methodology used. For example, we typically use a discounted cash flow analysis as one of the methodologies to ascertain the fair value of our Infrastructure Assets that do not have readily observable market prices. If applicable interest rates rise, then the assumed cost of capital for those Infrastructure Assets would be expected to increase under the discounted cash flow analysis, and this effect would negatively impact their valuations if not offset by other factors. Conversely, a fall in interest rates can positively impact valuations of certain Infrastructure Assets if not offset by other factors. These impacts could be substantial depending upon the magnitude of the change in interest rates. In certain cases, the valuations obtained from the discounted cash flow analysis and the other primary methodology we use, the market multiples approach, may yield different and offsetting results. For example, the positive impact of falling interest rates on discounted cash flow valuations may offset the negative impact of the market multiples valuation approach and may result in less of a decline in value than for those Infrastructure Assets that had a readily observable market price. Finally, low interest rates related to monetary stimulus and economic stagnation may also negatively impact expected returns on all investments, as the demand for relatively higher return assets increases and supply decreases.

Additionally, with respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt acquisitions to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our debt acquisitions to increase. As of December 31, 2023, we had no indebtedness.

Credit Risk

We are party to agreements providing for various financial services and transactions that contain an element of risk in the event that the counterparties are unable to meet the terms of such agreements. In these agreements, we depend on these counterparties to make payment or otherwise perform. We generally endeavor to reduce our risk of exposure by limiting the counterparties with which we enter into financial transactions to reputable financial institutions. In addition, availability of financing from financial institutions may be uncertain due to market events, and we may not be able to access these financing markets.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Hedging Activities” in this Annual Report on Form 10-K for a discussion of the Company’s hedging transactions.

Item 8.	Financial Statements and Supplementary Data
Apollo Infrastructure Company
Consolidated Financial Statements
As of December 31, 2023 and for period from April 3 (date of formation) to December 31, 2023 and
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Apollo Infrastructure Company LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Apollo Infrastructure Company LLC (the “Company”), Apollo Infrastructure Company LLC - Series I (“Series I”), and Apollo Infrastructure Company LLC - Series II (“Series II”), including the consolidated schedules of investments as of December 31, 2023, and the related consolidated statements of operations, changes in net assets, and cash flows, for the period from April 3, 2023 (date of formation) to December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company, Series I and Series II as of December 31, 2023, and the results of their operations, changes in net assets and their cash flows for the period from April 3, 2023 (date of formation) to December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2023, by correspondence with the custodians, loan agents and investees; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche
New York, NY
April 1, 2024
We have served as the Company’s auditor since 2023.

Apollo Infrastructure Company

Apollo Infrastructure Company
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share data)

	as of December 31, 2023
	Series I	Series II	Total
Assets
Investments at fair value (cost of $24,187; $112,121; and $136,308; respectively)	$24,314	$112,701	$137,015
Cash and cash equivalents	21,575	99,696	121,271
Prepaid expenses and other assets	190	877	1,067
Deferred offering expenses	432	2,016	2,448
Subscription receivable	500	-	500
Due from Operating Manager	598	2,783	3,381

Total assets	$47,609	$218,073	$265,682

Liabilities
Management fee payable	$32	$145	$177
Accrued performance fee payable	27	125	152
Organizational expenses payable	12	67	79
Offering expenses payable	34	163	197
Other accrued expenses and liabilities	232	1,041	1,273
Due to Operating Manager	530	2,486	3,016

Total liabilities	$867	$4,027	$4,894

Commitments and contingencies (Note 6)
Total net assets	$46,742	$214,046	$260,788
Net assets are comprised of:
A-II Shares, Series I: 1,851,311 ; Series II: 8,468,437; and Total: 10,319,748 , shares authorized, issued and outstanding; respectively	$46,741	$214,045	$260,786
V Shares, Series I: 40 ; Series II: 40 ; and Total: 80, shares authorized issued and outstanding; respectively	1	1	2

Total net assets	$46,742	$214,046	$260,788

Net asset value per share
A-II Shares:
Net assets	$46,741	$214,045	$260,786
Shares outstanding	1,851,311	8,468,437	10,319,748

Net asset value per share	$25.25	$25.28	$25.27

V Shares:
Net assets	$1	$1	$2
Shares outstanding	40	40	80

Net asset value per share	$25.00	$25.00	$25.00

see notes to consolidated financial statements.

Apollo Infrastructure Company
Consolidated Statements of Operations
(in thousands, except share and per share data)

	For the period from April 3, 2023 (date of formation) to December 31, 2023
	Series I	Series II	Total
Investment income
Interest income	$436	$2,015	$2,451

Total investment income	$436	$2,015	$2,451

Expenses
Organizational expenses	$282	$1,321	$1,603
General and administration expenses	281	1,300	1,581
Directors fees	20	93	113
Deferred offering expenses amortization	14	70	84
Management fees	32	145	177
Performance fees	27	125	152

Total expenses	$656	$3,054	$3,710

Less: Expense support from Operating Manager	(598)	(2,783)	(3,381)

Net expenses	$58	$271	$329

Net investment income before taxes	$378	$1,744	$2,122

Provision for (benefit from) income taxes	115	329	444

Net investment income	$263	$1,415	$1,678

Realized and unrealized gain/(loss)
Net realized gain/(loss) from investments	$12	$55	$67
Net change in unrealized appreciation/(depreciation) from investments	127	580	707

Net realized and unrealized gain/(loss)	$139	$635	$774

Net increase (decrease) in net assets resulting from operations	$402	$2,050	$2,452

see notes to consolidated financial statements.

Apollo Infrastructure Company
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share data)

	For the period from April 3, 2023 (date of formation) to December 31, 2023
	Series I	Series II	Total
Operations
Net investment income	$263	$1,415	$1,678
Net realized gain/(loss) from investments	12	55	67
Net change in unrealized appreciation/(depreciation) from investments	127	580	707

Net increase (decrease) in net assets resulting from operations	$402	$2,050	$2,452

Capital Share Transaction
A-II Shares:
Proceeds from issuance of shares	$46,339	$211,995	$258,334
V Shares:
Proceeds from issuance of shares	$1	$1	$2

Net increase (decrease) in capital share transaction	$46,340	$211,996	$258,336

Net Assets
Total increase (decrease) in net assets during the period	$46,742	$214,046	$260,788
Net assets at beginning of period	—	—	—

Net assets at end of period	$46,742	$214,046	$260,788

see notes to consolidated financial statements.

Apollo Infrastructure Company
Consolidated Statements of Cash Flows
(in thousands, except share and per share data)

	For the period from April 3, 2023 (date of formation) to December 31, 2023
	Series I	Series II	Total
Operating activities
Net increase/(decrease) in net assets resulting from operations	$402	$2,050	$2,452
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (appreciation)/depreciation from investments	(127)	(580)	(707)
Payment-in-kind interest capitalized	(184)	(845)	(1,029)
Acquisition of Infrastructure Assets	(25,923)	(120,273)	(146,196)
Acquisition of Infrastructure Assets” and name it “Proceeds from syndication of Infrastructure Assets	1,920	8,997	10,917
Deferred offering expenses amortization	14	70	84
Changes in operating assets and liabilities:
(Increase) in prepaid expenses and other assets	(190)	(877)	(1,067)
(Increase) in deferred offering expenses	(446)	(2,086)	(2,532)
(Increase) in due from Operating Manager	(598)	(2,783)	(3,381)
Increase in management fee payable	32	145	177
Increase in accrued performance fees	27	125	152
Increase in organization expenses payable	12	67	79
Increase in offering expenses payable	34	163	197
Increase in other accrued expenses and liabilities	232	1,041	1,273
Increase in due to Operating Manager	530	2,486	3,016

Net cash used in operating activities	$(24,265)	$(112,300)	$(136,565)

Financing activities
Proceeds from issuance of shares	45,840	211,996	257,836

Net cash provided by financing activities	$45,840	$211,996	$257,836

Cash and cash equivalents
Net increase/(decrease) in cash and cash equivalents	21,575	99,696	121,271
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$21,575	$99,696	$121,271

Supplemental disclosure of cash flow information:
Income taxes paid	$70	$150	$220
Payment-in-kind income	$184	$845	$1,029
Noncash financing activities not included - subscription receivable	$500	$—	$500

see notes to consolidated financial statements.

Apollo Infrastructure Company
Consolidated Schedules of Investments
December 31, 2023
(in thousands, except share and per share data)

Description	Country	Industry	Principal Amount or Number of Shares	Fair Value	Fair Value as a Percentage of Net Assets
Series I
Investments in Partnership Investment Vehicle: (1)
Atlas Tank Parent, L.P.	United States	Transportation		$3,469	7.42%
AIC 3-Z Subsidiary, LLC	Various	Various		3,872	8.28%

Total Investments in Partnership Investment Vehicle				$7,341	15.70%

Investments in Loans:
Yondr Capital LP- 15.75%-17.75% 06/27/29	Various	Communications	$13,258,898	$13,133	28.10%
Longroad High Street Holdings, LLC- SOFR +3.75% 11/30/30	United States	Energy	$3,898,967	3,840	8.22%

Total Investments in Loans				$16,973	36.32%

Total Investments - Series I (Cost of $24,187)				$24,314	52.02%

Series II
Investments in Partnership Investment Vehicle: (1)
Atlas Tank Parent, L.P.	United States	Transportation		$16,237	7.59%
AIC 3-Z Subsidiary, LLC	Various	Various		17,726	8.28%

Total Investments in Partnership Investment Vehicle				$33,963	15.87%

Investments in Loans:
Yondr Capital LP- 15.75%-17.75% 06/27/29	Various	Communications	$61,319,161	$60,745	28.38%
Longroad High Street Holdings, LLC- SOFR +3.75% 11/30/30	United States	Energy	$18,267,699	17,993	8.41%

Total Investments in Loans				$78,738	36.79%

Total Investments - Series II (Cost of $112,121)				$112,701	52.66%

Total
Investments in Partnership Investment Vehicle: (1)
Atlas Tank Parent, L.P.	United States	Transportation		$19,706	7.56%
AIC 3-Z Subsidiary, LLC	Various	Various		21,598	8.28%

Total Investments in Partnership Investment Vehicle				$41,304	15.84%

Investments in Loans:
Yondr Capital LP- 15.75%-17.75% 06/27/29	Various	Communications	$74,578,059	$73,878	28.33%
Longroad High Street Holdings, LLC- SOFR +3.75% 11/30/30	United States	Energy	$22,166,666	21,833	8.37%

Total Investments in Loans				$95,711	36.70%

Total Investments - Total (Cost of $136,308)				$137,015	52.54%

(1)	Partnership investment vehicle includes investments in both limited partnerships and limited liability companies.

see notes to consolidated financial statements.

Apollo Infrastructure Company LLC
Notes to Consolidated Financial Statements
(in thousands, except for share and per share data)

1.	Organization
Apollo Infrastructure Company LLC (the “
Company
”) is a limited liability company that was formed in accordance with the laws of Delaware on April 3, 2023. On April 10, 2023, the Company established two registered series of limited liability company interests, Apollo Infrastructure Company LLC - Series I (“
Series I
”) and Apollo Infrastructure Company LLC - Series II (“
Series II
”). Series I and Series II are treated as separate entities for U.S. federal income tax purposes with segregated assets and liabilities. Sections 18-215(c) and 18-218(c)(1) of the Delaware Limited Liability Company Act (as amended from time to time, the “LLC Act”) provide that a Series established in accordance with Section 18-215(b) or 18-218 of the LLC Act, respectively, may carry on any lawful business, purpose or activity, other than the business of banking, and has the power and capacity to, in its own name, contract, hold title to assets (including real, personal and intangible property), grant liens and security interests, and sue and be sued. The Company intends for each Series to conduct its business and enter into contracts in its own name to the extent such activities are undertaken with respect to a particular Series and title to the relevant property will be held by or for the benefit of, the relevant Series. Under Delaware law, to the extent the records maintained for a Series account for the assets associated with such Series separately from the other assets of the Company or any other Series, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to such Series are segregated and enforceable only against the assets of such Series and not against the assets of the Company generally or any other Series. Series I is treated as a corporation for U.S. federal income tax purposes, and Series II is treated as a partnership for U.S. federal income tax purposes. The Company conducts its operations so that it is not required to register as an “investment company” under the Investment Company Act of 1940, as amended (the “
1940 Act
”). The Company is a holding company that seeks to acquire, own and control portfolio companies, special purpose vehicles and other entities through which infrastructure assets or businesses will be held (“
Infrastructure Assets
”), with the objective of generating attractive risk-adjusted returns consisting of both current income and capital appreciation.
The Company conducts a continuous private offering of its investor shares: S Shares, I Shares, F-S Shares, F-I Shares,
A-I Shares,
and A-II Shares (collectively, the “Investor Shares” and, collectively with the E Shares and V Shares, the “
Shares
”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “
Securities Act
”), to (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act).
The Company is sponsored by Apollo Asset Management, Inc. (together with its subsidiaries, “
Apollo
”) and benefits from Apollo’s infrastructure sourcing and management platform pursuant to the operating agreement (the “
Operating Agreement
”) the Company entered into with Apollo Manager, LLC, a wholly-owned subsidiary of Apollo (the “
Operating Manager
”) to support the Company in managing its portfolio of Infrastructure Assets with the objective of generating attractive risk-adjusted returns consisting of both current income and capital appreciation for shareholders. The Company commenced principal operations on November 1, 2023.
The purchase of the Shares in a Series of the Company is an investment only in that particular Series and not an investment in the Company as a whole. V Shares have special rights and privileges, including entitling the holders thereof to the right to increase or decrease the number of directors of the Company, appoint and remove directors from the Board, and fill any vacancies on the Company’s board of directors (the “
Board
”). V Shares will not have economic participation in the Company. V Shares have not been and are not expected to be offered investors other than Apollo, certain of its affiliates and employees and/or certain Apollo clients.

2.	Summary of Significant Accounting Policies
Basis of Accounting
– The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“
U.S. GAAP
”) and are presented in United States dollars, which is the Company’s functional currency. The Company’s fiscal year end is December 31.
The Company’s consolidated financial statements are prepared using the accounting and reporting guidance under Financial Accounting Standards Board Accounting Standards Codification (ASC) 946, Financial Services – Investment Companies.
Basis of Presentation
– Series I and Series II are treated as separate entities for U.S. federal income tax purposes with segregated assets, liabilities, and expenses. Allocation to each Series is based on attributable investment activity, net asset value (“
NAV
”), or other equitable allocation methodologies as determined by the Operating M
a
nager.
Basis of Consolidation
– As provided under Regulation S-X and ASC 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimate
s
– The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in these consolidated financial statements. Actual results could materially differ from those estimates.
Cash and Cash Equivalents
– As of December 31, 2023, cash and cash equivalents were comprised of cash and fundings into money market funds sponsored by a U.S. financial institution. Series I, Series II, and Total held $21,575, $99,696, and $121,271, respectively, in money market funds as of December 31, 2023, all of which was held in the Goldm
a
n Sachs Financial Square Government Fund.
Organizational and Offering Expenses
– Organizational expenses are expensed as incurred. Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business. Series I, Series II, and Total incurred organizational expenses of
 $282
,
 $1,321
, and $1,603, respectively, for the period from April 3, 2023 (date of formation) to December 31, 2023.
Offering expenses include registration fees and legal fees regarding the preparation of the registration statement on Form 10
. Offering expenses are accounted for as deferred costs until operations begin. Series I, Series II, and Total incurred offering expenses of
$446
,
$2,086
and $2,532, respectively, for the period from April 3, 2023 (date of formation) to December 31, 2023. Series I, Series II and Total amortized offering expenses of
 $14
,
$70
, and $84
, respectively,

for the period from April 3, 2023 (date of formation) to December 31, 2023.
The Operating Manager may elect to provide expense support for certain organizational and offering expenses which is subject to potential recoupment as described in Note
4
.
Investment Income –
The Company records dividend income and accrues interest income pursuant to the terms of the respective Infrastructure Asset, unless, in the case of dividend income, the Company determines that the Infrastructure Asset does not have positive earnings in which case such dividend income is treated as a return of capital. Payment-in-Kind (PIK) interest is accrued monthly on PIK fixed income securities in accordance with the

contractual terms of those Infrastructure Assets. In the case of proceeds received from investments in a partnership investment vehicle and limited partnerships, the Company determines the character of such proceeds and record any interest income, dividend income, realized gains or returns of capital accordingly. For the period from April 3, 2023 (date of formation) to December 31, 2023, investment income was comprised of interest income from Infrastructure Assets and cash and cash
equiv
a
lents.
Net Realized gains or losses and Net Change in Unrealized Appreciation (Depreciation) on Investments –
Without regard to unrealized appreciation (depreciation) previously recognized, realized gains or losses will be measured as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis
of the asset. Net change in unrealized appreciation (depreciation) will reflect the change in investment values during the reporting period, including the reversal of any previously recorded unrealized appreciation (depreciation) when gains or losses are realized.
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
Assets and liabilities recorded at fair value in the Consolidated Statements of Assets and Liabilities are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined under GAAP, are directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:
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
Income Taxes
– Series I had elected to be taxed as a corporation for U.S. federal income tax purposes. Series I is liable for income taxes, if any, on its net taxable income.
Series II operates so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code and not a publicly traded partnership treated as a corporation. As such, it will not be subject to any U.S. federal and state income taxes. In any year, it is possible that Series II will not meet the qualifying income exception, which would result in Series II being treated as a publicly traded partnership taxed as a corporation, rather than a partnership. If Series II does not meet the qualifying income exception, the holders of interests in Series II would then be treated as shareholders in a corporation, and Series II would become taxable as a corporation for U.S. federal income tax purposes. Series II would be required to pay income tax at corporate rates on its net taxable income. In addition, Series II holds interests in Infrastructure Assets, through subsidiaries that are treated as corporations for U.S. and non-U.S. tax purposes and therefore may be
subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level.
Deferred taxes are provided for the effects of potential future tax liabilities in future years resulting from differences between the tax basis of an asset and liability and its reported valuation in the accompanying consolidated financial statements. Income taxes for both Series I and Series II are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the temporary differences in the basis of assets and liabilities for income tax and financial reporting purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the Consolidated Statement of Operations in the period that includes the enactment date. Both Series I and Series II recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. For a particular tax-paying component of an entity and within a particular tax jurisdiction, deferred tax assets and liabilities are offset and presented as a single amount within prepaid expenses and other assets or other accrued expenses and liabilities, as applicable, in the accompanying Consolidated Statements of Assets and Liabilities.
Both Series I and Series II review and evaluate tax positions in their major jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition. The reserve for uncertain tax positions is recorded in other accrued expenses and liabilities, as applicable, in the accompanying Consolidated Statements of Assets and Liabilities. Based on this review, both Series I and Series II have determined the major tax jurisdictions to be where both Series I and Series II are organized, where both Series I and Series II hold interests in Infrastructure Assets, and where the Operating Manager is located; however, no reserves for uncertain tax positions were recorded for any of Series I and Series II’s Consolidated Statements of Assets and Liabilities for the period from April 3, 2023 (date of formation) to December 31, 2023. Both Series I and Series II are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. Generally, both Series I and Series II’s returns may be subject to examination for a period of
thre
e
to five years
from when they are filed under varying statutes of limitations.
Calculation of NAV
– For each applicable Series, the NAV per Share of each type of the Company’s Shares is determined by dividing the total assets (the value of investments, plus cash or other assets) attributable to such type less the value of any liabilities attributable to such type, by the total number of Shares outstanding of such type.
Recent Accounting Pronouncements –
In June 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement – Fair Value measurement of Equity Securities Subject to Contractual Sale Restrictions. The guidance clarifies that a restriction which is a characteristic of the holding entity rather than a characteristic of the equity security itself should not be considered in its fair value measurement. As a result, the Company is required to measure the fair value of equity securities subject to contractual restrictions attributable to the holding entity on the basis of the market price of the same equity security without those contractual restrictions. Companies are not permitted to recognize a contractual sale restriction attributable to the holding entity as a separate unit of account. The guidance also requires disclosures for these equity securities. The new guidance is mandatorily effective for the Company by January 1, 2025, with early adoption permitted. The Company will apply the guidance on a prospective basis with the adoption impact disclosed in the period of adoption. There is currently no material impact to the Company.
In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 intends to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provide new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods with fiscal years beginning after December 15, 2024. ASU 2023-07 is to be adopted retrospectively to all prior periods presented. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes—Improvements to Income Tax Disclosures. The guidance makes amendments to update disclosures on income taxes including rate reconciliation, income taxes paid, and certain amendments on disaggregation by federal, state, and foreign taxes, as relevant. The guidance is mandatorily effective for the Company for annual periods beginning in 2025, but early adoption is permitted. The Company is currently evaluating the impact of the new standard.
There are no other standards, interpretations or amendments to existing standards that are effective for the first time for the year beginning January 1, 2023 that would be expected to have a material impact on the Company.

3.	Fair Value Measurement and Disclosures
The following table summarizes the valuation of the Company’s investments and cash and cash equivalents in the fair value hierarchy levels as of December 31, 2023:

Description	Total	Level I	Level II	Level III	Investments Measured at NAV
Series I
Investments in Partnership Investment Vehicle	$7,341	$—	$—	$3,469	$3,872
Investments in Loans	16,973	—	—	16,973	—

Total Investments	$24,314	$—	$—	$20,442	$3,872
Cash and cash equivalents	21,575	21,575	—	—	—

Total	$45,889	$21,575	$—	$20,442	$3,872

Series II
Investments in Partnership Investment Vehicle	$33,963	$—	$—	$16,237	$17,726
Investments in Loans	78,738	—	—	78,738	—

Total Investments	$112,701	$—	$—	$94,975	$17,726
Cash and cash equivalents	99,696	99,696	—	—	—

Total	$212,397	$99,696	$—	$94,975	$17,726

Total
Investments in Partnership Investment Vehicle	$41,304	$—	$—	$19,706	$21,598
Investments in Loans	95,711	—	—	95,711	—

Total Investments	$137,015	$—	$—	$115,417	$21,598
Cash and cash equivalents	121,271	121,271	—	—	—

Total	$258,286	$121,271	$—	$115,417	$21,598

Transfers of investments between levels, if any, shall be recorded at the end of the period.
There were no transfers in or out of the Company’s investments that are classified as Level III investments for the period from April 3, 2023 (date of formation) to December 31, 2023. The following table shows changes in the fair value of our Level III investment during the period from April 3, 2023 (date of formation) to December 31, 2023:

Description	Level III Investments

Series I
Balance as of April 3, 2023 (date of formation)	$—
Purchases, including capitalized PIK	20,344
Net change in unrealized appreciation/(depreciation) from investments	98
Transfers out of Level III	—
Transfers into Level III	—

Balance as of December 31, 2023	$20,442

Series II
Balance as of April 3, 2023 (date of formation)	$—
Purchases, including capitalized PIK	94,526
Net change in unrealized appreciation/(depreciation) from investments	449
Transfers out of Level III	—
Transfers into Level III	—

Balance as of December 31, 2023	$94,975

Total
Balance as of April 3, 2023 (date of formation)	$—
Purchases, including capitalized PIK	114,870
Net change in unrealized appreciation/(depreciation) from investments	547
Transfers out of Level III	—
Transfers into Level III	—

Balance as of December 31, 2023	$115,417

The total change in unrealized appreciation included in the Consolidated Statements of Operations within net change in unrealized/(depreciation) from investments for the period from April 3, 2023 (date of formation) to December 31, 2023 attributable to Level III investments still held at December 31, 2023 for Series I, Series II and Total were $98, $449, and $547, respectively.

The following table provides quantitative measure used to determine the fair values of the Level III investments as of December 31, 2023:

Asset Type	Level III Fair Value	Valuation Technique	Unobservable Input	Input
Series I

Investments in Partnership Investment Vehicle	$3,469	Discounted Cash Flow	Discount Rate	15.10%
			Terminal Multiple	8.5x
Investments in Loans	16,973	Transaction Price (1)	N/A	N/A
Total	$20,442

Series II
Investments in Partnership Investment Vehicle	$16,237	Discounted Cash Flow	Discount Rate	15.10%
			Terminal Multiple	8.5x
Investments in Loans	78,738	Transaction Price (1)	N / A	N/A

Total	$94,975

Total
Investments in Partnership Investment Vehicle	$19,706	Discounted Cash Flow	Discount Rate	15.10%
			Terminal Multiple	8.5x
Investments in Loans	95,711	Transaction Price (1)	N/A	N/A

Total	$115,417

(1)
The Investments in Loans valued at Transaction Price include certain loans held by the Company that, pursuant to their contractual terms, produce PIK income. PIK income computed at the contractual rate is accrued into income and reflected as a receivable up to the capitalization date. For the period from April 3, 2023 (date of formation) to December 31, 2023, Series I, Series II and Total, earned and capitalized PIK income of $184, $845, and $1,029, respectively.

Unconsolidated Significant Subsidiary
The following table presents summarized financial information of the applicable significant subsidiary in which the Company, Series I and Series II has an indirect equity interest for the period from April 3, 2023 (date of formation) to December 31, 2023:
Balance Sheet

As of December 31, 2023
Total current assets	$54,392
Total non-current assets	352,348
Total current liabilities	29,355
Total non-current liabilities	208,020
Shareholder equity	169,365
Income Statement

For the year ended December 31, 2023

Total Revenue	$235,331
Gross profit	53,458
Net operating income	28,979
Income (loss) before taxes	19,512
Net income (loss)	15,612
The summarized financial information above does not represent the Company’s proportionate share.

4.	Related Party Considerations
Initial Capital Contribution
On
April 12, 2023, the Company issued 40 V Shares of each of Series I and Series II at the aggregate issue prices of $1 and $
1
, respectively, to Apollo Principal Holdings VI, L.P., a subsidiary of Apollo Asset Management, Inc., and an affiliate of the Company.
Infrastructure Assets
On November 6, 2023, the Company acquired an indirect interest in Atlas Tank Parent, L.P. from an affiliate of the Operating Manager.
As of December 31, 2023, the Company acquired debt obligations issued by Yondr Capital LP from an affiliate of the Operating Manager, through the partnership investment vehicle, AIC 2-Y Subsidiary LLC.
Operating Agreement
Pursuant to the Operating Agreement, the Operating Manager is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making recommendations to the Board related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations.
Pursuant to the Operating Agreement, the Operating Manager is entitled to receive a management fee (the “
Management Fee
”). The Management Fee is payable monthly in arrears in an amount equal to (i) 1.25% per annum of the month-end NAV attributable to S Shares and I Shares, (ii) 1.00% per annum of the month-end NAV attributable to F-S Shares and F-I Shares, (iii) 0.75% per annum of the month-end NAV attributable to the A-I Shares until December 31, 2026 and 1.00% per annum of the month-end NAV attributable to the A-I Shares thereafter and (iv) 0.50% per annum of the month-end NAV attributable to the A-II Shares. In calculating the Management Fee, we will use our NAV before giving effect to accruals for the Management Fee, Performance Fee (as defined below), combined annual distribution fee and shareholder servicing fee or distributions payable on our Shares. We do not pay the Operating Manager a Management Fee on the Shares held by Apollo, and as a result, it is an expense specific to Investor Shares at the rates specified herein, which will result in the dilution of Investor Shares in proportion to the fees charged to different types of Investor Shares.

Any net consulting (including management consulting) or monitoring fees (including any early termination fee or acceleration of any such management consulting fee on a one-time basis that is approved by the Board), break-up fees, directors’ fees, closing fees and merger and acquisition transaction advisory services fees related to the negotiation of the acquisition of an Infrastructure Asset (other than debt investments or investments with respect to which Apollo does not exercise direct control with respect to the decision to engage the services giving rise to the relevant fees, costs and expenses) and similar fees, whether in cash or in kind, including options, warrants and other non-cash consideration paid to the Operating Manager or any of its affiliates or any employees of the foregoing in connection with actual or contemplated acquisitions or investments (and allocable to the Company) (collectively, the “
Special Fees
”) that are allocable to those Shareholders who bear Management Fees, will be applied to reduce the Management Fees paid by such Management Fee-bearing Shareholders. The Management fee payable in any monthly period is subject to reduction, but not below zero, by an amount equal to any Special Fees allocable to Investor Shares pursuant to the terms of the Operating Agreement.
For the period from April 3, 2023 (date of formation) to December 31, 2023, the Operating Manager earned gross Management Fees of $32
, $145, and
$177
from Series I, Series II and Total, respectively, with
no Special Fees offset.
The Operating Manager or an affiliate may rebate, waive, or reduce the management fee charged to certain shareholders at the sole discretion of the Operating Manager or such affiliate. Any such rebate, waiver or reduction may be effected either by way of purchase of additional Shares by the Operating Manager or such affiliate for the shareholder or by way of rebate to the relevant shareholder’s account. As of December 31, 2023, there were no rebate or waiver of the management fees.
So long as the Operating Agreement has not been terminated, the Operating Manager is entitled to receive a performance fee equal to (i) 12.5% of the total return with respect to S Shares or I Shares, (ii) 9.0% of the total return with respect to F-S Shares or F-I Shares, (iii) 7.5% of the total return from inception through December 31, 2026 and 9.0% thereafter with respect to A-I Shares and (iv) 5.0% of the total return with respect to A-II Shares, in each case subject to a 5.0% hurdle amount and a high water mark with respect to such type of Shares, with a catch-up. Such fee will be paid annually and accrue monthly. The performance fee is not paid on Apollo Shares, and as a result, it is an expense specific only to Investor Shares at the rates specified herein, which will result in the dilution of Investor Shares in proportion to the fees charged to different types of Investor Shares.
For the period from April 3, 2023 (date of formation) to December 31, 2023, the Operating Manager earned Performance Fees of $27
, $125, and
 $152
from Series I, Series II and Total, respectively.
Various affiliates of the Operating Manager are potentially involved in transactions with the Company’s investments in Infrastructure Assets, and whereby affiliates of the Operating Manager may earn fees in, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, “
Capital Solution services
”).
For the period from April 3, 2023 (date of formation) to December 31, 2023, $12,000 of fees were paid by the Company’s Infrastructure Assets to affiliates of the Operating Manager for Capital Solution services, which has been excluded from Special Fees for Series I, Series II and Total.
The Company incurred certain operating expenses and deferred offering expenses related to services provided by personnel of the Operating Manager and/or its affiliates. For the period from April 3, 2023 (date of formation) to December 31, 2023, these expenses were
$200
, $917, and
 $1,117
, for
Series I, Series II and Total, respectively, and are included in organizational expenses, general and administration expenses, and deferred offering expenses amortization in the Consolidated Statements of Operations; and also in the deferred offering expenses in the Consolidated Statements Assets and Liabilities.
An affiliate of Apollo was issued 1,992,619 of A-II Shares within Series II as of December 1, 2023 for an aggregate consideration of $50,000.

Company Expense Support and Conditional Reimbursement of the Operating Manager
The Operating Manager may elect to pay certain of our expenses, including certain Organizational and Offering Expenses on our behalf (each, an “
Expense Support
”) in accordance with the Expense Support and Conditional Reimbursement Agreement.
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
As of December 31, 2023, the Operating Manager agreed to provide an Expense Support of $598
, $2,783, and
$3,381
for expenses incurred by Series I, Series II, and Total, respectively
,
for the period from April 3, 2023 (date of formation) to December 31, 2023. These amounts are subject to recoupment within a three-year
period. The expiration date for future possible recoupment is by the Operating Manager is
December 31, 2026.
As of December 31, 2023, Series I, Series II and Total had an outstanding amount payable to the Operating Manager of $530, $2,486, and $3,016, respectively, for payments made on their behalf.
Dealer Manager Agreement
On December 22, 2023, the Company entered into a dealer manager agreement (“
Dealer Manager Agreement
”) with Apollo Global Securities, LLC (the “
Dealer Manager
”), an affiliate of the Operating Manager.
The Dealer Manager is entitled to receive selling commissions of up to 3.0%, and dealer manager fees of up to 0.5%, of the transaction price of each S Share and F-S Share. Any participating broker-dealers are compensated from such amounts by reallowance from the Dealer Manager; provided that the sum of such reallowed amounts and the selling commissions do not exceed 3.5% of the transaction price. The Dealer Manager will receive a combined annual distribution fee and shareholder servicing fee of 0.85% per annum of the aggregate NAV of the Company’s outstanding S Shares and F-S Shares. There will not be a combined annual distribution fee and shareholder servicing fee, upfront selling commission or dealer manager fee with respect to the A-II Shares, I Shares or F-I Shares. The Dealer Manager anticipates that all or a portion of selling commissions and dealer manager fees will be reallowed to participating broker-dealers.
The E Shares and V Shares will not incur any upfront selling costs or ongoing servicing costs.
As of December 31, 2023, neither Series paid the Dealer Manager for any annual distribution fees, shareholder servicing fees, upfront selling commission or dealer manager fees.

5.	Shareholders’ Equity
On April 12, 2023, the Company has issued 40 V Shares of each of Series I and Series II at the aggregate issue prices of $1 and $1, respectively, to Apollo Principal Holdings VI, L.P., a subsidiary of Apollo Asset Management, Inc.
On November 1, 2023, the Company had satisfied the minimum offering requirement and the Company’s Board authorized the release of proceeds from escrow; and accordingly, A-II Shares were issued at an offering price of $
25.00 per share in each of Series I and Series II.
The following tables
summarizes
shareholder transactions in common shares during the period from April 3, 2023 (date of formation) to December 31, 2023 ($ in thousands, except shares):

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
A-II Shares:
Balance as of April 3, 2023 (date of formation)	—	$—	—	$—	—	$—
Proceeds from issuance of shares	1,851,311	46,339	8,468,437	211,995	10,319,748	258,334

Net increase (decrease)	1,851,311	$46,339	8,468,437	211,995	10,319,748	258,334

V Shares:
Balance as of April 3, 2023 (date of formation)	—	$—	—	$—	—	$—
Proceeds from issuance of shares	40	1	40	1	80	2

Net increase (decrease)	40	$1	40	$1	80	$2

Total net increase (decrease)	1,851,351	$46,340	8,468,477	$211,996	10,319,828	$258,336

Distribution Reinvestment Plan
The Company adopted a distribution reinvestment plan (the “
DRIP
”), in which cash distributions to Shareholders will automatically be reinvested in additional whole and fractional shares attributable to the type of Shares that a Shareholder owns unless and until an election is made on behalf of such participating Shareholder to withdraw from the DRIP and receive distributions in cash. The number of Shares to be received when distributions are reinvested will be determined by dividing the amount of the distribution, net of any applicable withholding taxes, by the Series’ NAV per share as of the end of the prior month. Shares will be distributed in proportion to the Series and types of Shares held by the Shareholder under the DRIP. There will be no sales load charges on Shares issued to a Shareholder under the DRIP.
As of December 31, 2023, the Company has not issued any Shares under the DRIP.
Share Repurchases
The Company offers a share repurchase plan pursuant to which, on a quarterly basis, Shareholders may request that we repurchase all or any portion of their Shares. The Company may repurchase fewer Shares than have been requested in any particular quarter to be repurchase under the Company’s share repurchase plan, or none at all, in our discretion at any time. We expect that each Series will conduct quarterly Share Repurchases for up to 5.0% of the aggregate NAV of our outstanding Investor Shares and E Shares of each Series (measured across both Series) at a price based on the NAV per Share as of the last business day of the quarter prior to the commencement of the share repurchase plan.
As of December 31, 2023, the Company has not repurchased any Share under the share repurchase plan.

6.	Commitments and Contingencies
Litigation
The Company was not subject to any litigation nor was the Company aware of any material litigation threatened against it.
Infrastructure Assets
As of December 31, 2023, the Company had unfunded commitments of $2,833 related to Infrastructure Assets. Series I, Series II, and Total share of unfunded commitments as of December 31, 2023 was $508, $2,325, and $2,833, respectively.
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

7.	Income Taxes
Series I has elected to be treated as a corporation and is subject to current and deferred U.S. federal, state and/or local income taxes. Series II holds interests in Infrastructure Assets, through subsidiaries that are treated as corporations for U.S. and
non-U.S.
tax purposes and therefore are subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level. For the period from April 3, 2023 (date of formation) to December 31, 2023, the components of the provision for (benefit from) income taxes are as follows:

	Series I	Series II	Total
Current:
Federal	$71	$235	$306
State and Local	—	—	—

Total current income taxes	$71	$235	$306

Deferred:
Federal	41	80	121
State and Local	3	14	17

Total deferred income taxes	$44	$94	$138

Total provision for (benefit from) income taxes	$115	$329	$444

The following table reconciles the statutory U.S. federal income tax rate and the effective tax rate for the period from April 3, 2023 (date of formation) to December 31, 2023:

	Series I	Series II	Total
U.S. Federal statutory tax rate	21%	21%	21%
Foreign tax rate differential	0%	-6%	-6%
Other	1%	-1%	0%

Effective income tax rate	22%	14%	15%

The following table represents significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023:

	Series I	Series II	Total
Deferred tax assets:

Total deferred tax assets	$—	$—	$—

Deferred tax liabilities:
Unrealized appreciation and interest income from investments	41	83	124
Other	3	11	14

Total deferred tax liabilities	$44	$94	$138

Deferred tax liabilities, net:	$44	$94	$138

In evaluating the realizability of deferred tax assets, the Company assesses whether it is more likely than not that some portion, or all, of the deferred tax assets, will be realized. The Company considers, among other things, the generation of future taxable income (including reversals of deferred tax assets) during the periods in which the related temporary differences will become deductible. As of December 31, 2023, the Company has no gross deferred tax assets and therefore, no valuation allowance is necessary.

8.	Financial Highlights
The following are the financial highlighted for the period from April 3, 2023 (date of formation) to December 31, 2023:

	Series I	Series II	Total
	A-II Shares	A-II Shares	A-II Shares
Per Share Data:
Net asset value at beginning of period	$—	$—	$—
Proceeds from issuance of shares	25.03	25.03	25.03
Net investment income (1)	0.18	0.20	0.20
Net realized and unrealized gain/(loss) (2)	0.04	0.05	0.04

Net increase (decrease) in net assets resulting from operations	$0.22	$0.25	$0.24

Net asset value at end of period	$25.25	$25.28	$25.27

Shares outstanding at end of period	1,851,311	8,468,437	10,319,748
Weighted average shares outstanding	1,496,289	6,909,474	8,405,763
Ratio/Supplemental Data:
Net assets at end of period	$46,741	$214,045	$260,786
Annualized ratio to average net assets (3)
Total operating expenses before expense support and after performance fees (4),(5)	6.38%	6.41%	6.40%
Total operating expenses after expense support and after performance fees (4),(5)	0.58%	0.58%	0.58%
Total operating expenses after expense support and before performance fees (4),(5)	0.51%	0.51%	0.51%
Net investment income (4),(5)	6.11%	6.21%	6.20%
Total return (6)	0.99%	1.10%	1.08%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)
The amount shown at this caption is the balancing amount derived from the other figures in the table. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in investments for the period because of the timing of sales of the Company’s shares in relation to fluctuating market value for the portfolio.

(3)	Actual results may not be indicative of future results. Additionally, an individual shareholder’s ratio may vary from the ratios presented for a share class as a whole.
(4)	The ratios were derived using the weighted average net assets during the applicable period.
(5)	For the applicable period, interest income and operating expenses are annualized except for organizational expenses and performance fees.
(6)
The Total return is calculated for each share class as the change in the net asset value for such share class during the period plus any distributions per share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Amounts are not annualized and are not representative of total return as calculated for purposes of the Performance Fees as described in “Note 4. Related Party Considerations.” The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by Shareholders in the purchase of the Company’s shares.

9 .	Subsequent Events
Management has evaluated subsequent events and determined to disclose the following subsequent events and transactions.
January Financial Update
As of January 2, 2024, the Company issued and sold the following unregistered shares of the Company to third party investors for cash:

Type	Number of Shares Sold	Aggregate Consideration

Series I
A-II Shares	300,066	$7,576
F-I Shares	39,043	986
Series II
A-II Shares	932,124	$23,560
F-I Shares	17,012	430

February Financial Update
As of February 1, 2024, the Company issued and sold the following unregistered shares of the Company to third party investors for cash:

Type	Number of Shares Sold	Aggregate Consideration
Series I
A-II Shares	547,913	$13,897
F-I Shares	46,553	1,180
Series II
A-II Shares	842,579	$21,400
F-I Shares	33,488	850
March Financial Update
As of March 1, 2024, the Company issued and sold the following unregistered shares of the Company to third party investors for cash:

Type	Number of Shares Sold	Aggregate Consideration
Series I
A-II Shares	507,560	$12,928
F-I Shares	38,523	980
Series II
A-II Shares	899,608	$22,948
F-I Shares	10,794	275
On March 28, 2024, the Company declared distributions on the following outstanding shares of the Company in the amounts per share set forth below:

Type	Distribution
Series I
A-II Shares	$0.1300
F-I Shares	$0.1300
Series II
A-II Shares	$0.1300
F-I Shares	$0.1300

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company and the Series maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during our most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Certifications

The Certifications of the Principal Executive Officer and Principal Financial Officer of the Company required by Section 302 and Section 906 of the Sarbanes-Oxley Act, which are filed or furnished as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Annual Report on Form 10-K, are applicable to each Series individually and to the Company as a whole.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

None.

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance

Overall responsibility for the Company’s and each Series’ oversight rests with the Board. To the extent permitted by applicable law, the Board may delegate any of its rights, powers and authority to, among others, any committee of the Board, the officers of the Company or the Operating Manager. The Board consists of six members, three of whom are independent directors, as such term is defined in Section 303A.02 of the New York Stock Exchange Listed Company Manual.

The Company’s executive officers (pursuant to a delegation of authority from the Board), and in certain instances the Board or a committee of the Board, are responsible for making capital allocation and acquisition decisions proposed by the Operating Manager. With the oversight of the Board, our executive officers oversee the management and control of the Company’s Infrastructure Assets.

Board of Directors and Executive Officers

Information regarding the Board and executive officers are set forth below:

Name	Year of Birth	Position	Position Held Since
Non-Independent Directors:
Olivia Wassenaar	1979	Chair	2023
David Cohen	1986	Director	2023
Corinne Still	1983	Director	2023
Independent Directors:
N. John Lancaster	1968	Director	2023
Christine Benson Schwartzstein	1981	Director	2023
David Small	1965	Director	2023
Executive Officers:
Olivia Wassenaar	1979	Chief Executive Officer	2023
David Cohen	1986	Co-President	2023
Corinne Still	1983	Co-President	2023
Yvette Novo	1972	Chief Financial Officer, Treasurer and Secretary	2023

Each director will hold office until his or her disability, death, resignation, removal or disqualification. The address for each of our directors is c/o 9 West 57th Street, 42nd Floor, New York, NY 10019.

Each executive officer holds office at the pleasure of the Board until his or her successor is duly appointed and qualified or until their earlier disability, death, resignation or removal or as the Board otherwise determines in its sole discretion.

Biographical Information

Directors

Our directors have been divided into two groups — independent directors and non-independent Directors.

Non-Independent Directors

Olivia Wassenaar. Ms. Wassenaar is the Chair of the Board and the Chief Executive Officer of AIC. Ms. Wassenaar is a Partner at Apollo, Head of Sustainability and Infrastructure, having joined in 2018. Prior to that time, Ms. Wassenaar was a Managing Director at Riverstone Holdings and was previously a member of the Investment Banking division of Goldman Sachs. Ms. Wassenaar also serves on the boards of directors of Arconic Corporation, AP Shale Logistics Holdco LLC (a.k.a. Tidewater Logistics Operating, LLC), FlexGen Power Systems, Inc., Graanul Invest AS,

TOPS Holdings, LLC, Takkion Group LLC and the parent entity of Energos Infrastructure. During the past five years, Ms. Wassenaar also served as a director of Spartan Acquisition Corp. III, Talos Energy Inc., Pegasus Optimization Partners, LLC, LifePoint Health, Inc., Jupiter Resources Ltd., High Road Resources, LLC (f.k.a. American Petroleum Partners, LLC), Spartan Acquisition Corp. II, Momentum Minerals II, LLC and Apex Energy LLC. Ms. Wassenaar also serves as a Trustee at the School of American Ballet and The Brearley School. She received her AB, magna cum laude from Harvard College and an MBA from the Wharton School at the University of Pennsylvania. We believe Ms. Wassenaar’s significant experience executing infrastructure transactions across the globe and building sustainable infrastructure and natural resources investment platforms makes her a valuable member of the Board.

David Cohen. Mr. Cohen is a director and a co-President of AIC. Mr. Cohen is a Partner within the Infrastructure group at Apollo, where he has worked for over three years. He is responsible for sourcing, executing and managing the firm’s infrastructure equity investments across various subsectors. Prior to joining the firm, Mr. Cohen spent 12 years at Goldman Sachs where he most recently was an investment professional in the Merchant Banking Division, investing out of the firm’s infrastructure funds. Mr. Cohen currently serves on the boards of directors of Intermodal Tank Transport, IonicBlue and Primafrio. He previously served on the boards of directors of Parallel Infrastructure, as well as Red de Carreteras de Occidente and Restaurant Technologies before joining Apollo. Mr. Cohen graduated with high honors from Lehigh University with a BS in Finance and Accounting. We believe Mr. Cohen’s significant experience executing infrastructure transactions across the globe and managing infrastructure equity investments makes him a valuable member of the Board.

Corinne Still. Ms. Still is a director and a co-President of AIC. Ms. Still is a Partner in Apollo’s Infrastructure group, where she has worked for more than seven years. She is responsible for originating, underwriting and managing equity investments in energy transition and social infrastructure. Ms. Still sits on the board of Doral Renewables, Circulus, Summit Ridge Energy, Broad Reach Power, Great Bay Renewables, Great Bay Renewables II and Stagecoach Renewables. Ms. Still has previously served on the board of AIE Arlington and Freestone Midstream Holdings. Prior to joining Apollo in 2016, Ms. Still was an investment professional at GE Energy Financial Services and a Management Consultant in the Energy & Natural Resources group at Accenture. Ms. Still graduated magna cum laude from James Madison University with a BS in Integrated Science & Technology and received both her Master of Environmental Management and Master of Business Administration from Duke University. We believe Ms. Still’s significant experience executing infrastructure transactions across the globe and managing infrastructure equity investments makes her a valuable member of the Board.

Independent Directors

N. John Lancaster. Mr. Lancaster is an independent director of AIC. Mr. Lancaster is currently Managing Partner of Oyster Creek, LLC and has had a 25-year career as an investment professional with expertise in PE Fund management and investing across the energy and power industry. Before establishing Oyster Creek, Mr. Lancaster was a Partner at Riverstone Holdings, LLC. Previously, he was a Director at the Beacon Group LLC and a Vice President at Credit Suisse First Boston. He currently serves on the board of directors of Authentix Inc. He has been an investor, advisor, and Board member for over 30 public and private companies in the United States and abroad, ranging from start-up to multi-billion-dollar enterprises. Previous public company board roles include Cobalt International Energy, Inc., Crestwood Equity Partners LP, Oasis Petroleum Inc., Liberty Oilfield Services, Inc., and Magellan Midstream Partners, L.P. Mr. Lancaster received a B.A. in Business Administration from the University of Texas and a Master of Business Administration from Harvard University. We believe Mr. Lancaster’s extensive experience across the energy and power industry and his experience serving on numerous public and private boards make him a well-qualified member of the Board.

Christine Benson Schwartzstein. Ms. Benson is an independent director of AIC. Ms. Benson currently serves on the boards of directors of Talen Energy, Delek US Holdings, Inc. and Just Energy (U.S.) Corp., and has nearly 20 years of experience in natural resources risk management, capital markets, and investing. She previously served as a member of Orion Infrastructure Capital’s Senior Advisory Board after retiring as a Managing Director and Investment Principal in 2022. Before joining Orion Infrastructure Capital, Ms. Benson spent 17 years in various roles at Goldman Sachs. Most recently, she was a Managing Director in the Financing Group on the Structured Finance and Risk Management team in the Investment Banking Division; there she was responsible for the firm’s commodity structured finance efforts within Investment Banking. Prior to that, Ms. Benson was a Managing Director on the Energy Sales and Structuring teams in the Securities Division. She began her career at Goldman Sachs in 2004 as an analyst on the Energy team. Ms. Benson serves on a Harvard School Committee in New York City after acting as a co-chair from 2017 to 2023. She previously served on the Board of Directors for the Women’s Energy Network—Greater New York City Chapter, Inc. Ms. Benson received an A.B. in Earth and Planetary Sciences, magna cum laude, from Harvard University in 2004. We believe Ms. Benson’s extensive natural resources risk management and capital markets experiences, as well as her various roles in finance, make her a well-qualified member of the Board.

David Small. Mr. Small is an independent director of AIC. Mr. Small retired from Verizon Communications after a 31 year career in a number of senior executive roles. Mr. Small was Executive Vice President of Global Field Operations and Assurance from 2016 to 2019, and was responsible for leading field construction and operations employees for the Verizon Wireless, Telecom and Business networks across the globe. Prior to this role, Mr. Small was the Executive Vice President and Chief Operating Officer of Verizon Wireless. Prior to this, Mr. Small was Chief Platform Officer of Verizon, Chief Technology Officer of Verizon Wireless, and President of Verizon’s wholesale business. Earlier in his career he had many engineering, marketing, sales, and operational roles at Verizon and predecessor companies. Mr. Small currently serves as a senior operating partner of Snowhawk (since May 2022). Mr. Small is also on the board of KidsPeace and is the Chair of the Finance Committee. He previously served on the board of directors of Hylan Datacom from May 2020 to January 2022. Mr. Small received his Bachelor’s degree in Mechanical Engineering from Purdue University, and his Master of Business Administration from Ball State University. We believe Mr. Small’s experience in building, operating and maintaining large global infrastructure networks, and his experience across various operations, technology and business unit domains make him a well qualified member of the Board.

Executive Officers

Ms. Wassenaar is the Chief Executive Officer and the Chair of the Board of AIC, and Mr. Cohen and Ms. Still are co-Presidents and directors of AIC. For Ms. Wassenaar, Mr. Cohen and Ms. Still’s biographies, please see “—Non-Independent Directors.”

Yvette Novo. Ms. Novo is Chief Financial Officer of AIC. Ms. Novo is a Principal in the Sustainability & Infrastructure Finance team at Apollo, having joined Apollo in 2010, with responsibility over the financial reporting and operational oversight of the private infrastructure funds and previously was responsible for the management of certain of the firm’s private real estate funds. Prior to that time, Ms. Novo was a Vice President within the Finance and Operations team at Citi Property Investors within Citigroup, responsible for overseeing the accounting and administration of their Citi-sponsored real estate funds. Prior to that, Ms. Novo was an associate at Imowitz Koenig and prior to that an accountant at Kraft Haiken & Bell (a firm that since merged with Gettry Marcus). Ms. Novo graduated from the City University of New York at Queens College with a BA in both Economics and Accounting.

Committees

The Board has formed an Audit Committee and may form additional committees, ad hoc committees or working groups in the future.

Audit Committee

The primary purpose of the Audit Committee is to assist the Board in overseeing and monitoring (i) the integrity of our financial statements and other financial information provided by the Company to its Shareholders, the public and others, (ii) our compliance with legal and regulatory requirements and (iii) the qualifications, independence and performance of our independent auditor. In addition, transactions and other matters of the Company that present a material conflict of interest will be subject to the review and approval of a majority of the non-interested members of the Board or a duly-appointed committee thereof, which is initially the Audit Committee that is composed entirely of independent directors.

The members of the Audit Committee are N. John Lancaster, Christine Benson Schwartzstein and David Small. Mr. Lancaster serves as Chair of the committee. Each of the members of the Audit Committee meet the independence standards and financial literacy requirements for service on an audit committee of a board of directors pursuant to the Exchange Act and New York Stock Exchange rules applicable to audit committees and corporate governance. The Board has determined that Mr. Lancaster qualifies as an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.

Executive Officers

The Company’s executive officers (pursuant to a delegation of authority from the Board), and in certain instances the Board or a committee of the Board, are responsible for making capital allocation and acquisition decisions proposed by the Operating Manager. With the oversight of the Board, our executive officers oversee the management and control of the Company’s Infrastructure Assets.

Operating Manager

Pursuant to the terms of the Operating Agreement, the Operating Manager, a wholly-owned subsidiary of Apollo that is an investment adviser registered with the SEC under the Investment Advisers Act of 1940, as amended, manages the Company on a day-to-day basis and provides certain management, administrative and advisory services to the Company related to identifying, acquiring, owning, controlling and providing capital to Infrastructure Assets.

Code of Ethics

We have a Code of Business Conduct and Ethics that applies to all officers and directors of the Company, which is available on our website at www.apollo.com/infraco. In accordance with, and to the extent required by the rules and regulations of the SEC, we intend to disclose any amendment to or waiver of the Code of Business Conduct and Ethics on our website or in a Current Report on Form 8-K filing.

Item 11.	Executive Compensation

Compensation of Executive Officers

We do not currently have any employees. Our corporate senior management team is comprised of Company officers, who are employees of Apollo that are assigned or seconded to the Company. We may also engage other personnel which may be supplied by the Operating Manager or its affiliates, or may be directly hired by the Company or one or more of its subsidiaries. Services necessary for our business will generally be provided by individuals who are employees of the Operating Manager, or its affiliates, pursuant to the terms of the Operating Agreement, as applicable. Our day-to-day business operations are managed by the Operating Manager. Most of the services necessary for the sourcing and administration of our portfolio are provided by investment professionals employed by the Operating Manager or its affiliates. Certain risks and potential conflicts exist as a result of our receiving services from the Operating Manager and its affiliates and not having any full-time employees. See “Item 1A. Risk Factors—Risks Related to our Company and an Investment in our Shares—We face heightened risk from working with Affiliated Service Providers since key personnel will not devote their full time or attention to the Company and could leave the Affiliated Service Provider at any time.”

Our executive officers may receive compensation from us in the form of E Shares but will not otherwise receive direct compensation from us. Our executive officers received no E Shares for the period from the Date of Formation to December 31, 2023. We will reimburse the Operating Manager and/or their affiliates for Company expenses incurred on our behalf, which can include the compensation, overhead (including rent, office equipment and utilities) and other expenses incurred, charged or specifically attributed or allocated by the Operating Manager and/or their affiliates in performing administrative and/or accounting services for the Company or any Infrastructure Asset (including but not limited to legal and compliance, finance, accounting, operations, investor relations, tax, valuation and internal audit personnel and other non-investment professionals that provide services to the Company). See “Item 1. Business—Operating Agreement” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Compensation of Directors

Our directors who are not independent directors may receive compensation from us in the form of E Shares but will not otherwise receive direct compensation from us. Our directors received no E Shares for the period from the Date of Formation to December 31, 2023. We expect to pay each independent director annual compensation in the amount of $150 per year, consisting of (a) $100 in cash, quarterly in arrears, together with (b) restricted E Shares with an aggregate value of $50 based on the then current per Share transaction price of our E Shares at the time of grant. Restricted stock grants will generally vest one year from the date of grant. We expect to pay the Chair of the Audit Committee an additional annual fee of $10, paid in cash. We are also authorized to pay the reasonable out-of-pocket expenses of each independent director incurred by such director in connection with the fulfillment of his or her duties as an independent director. Ms. Wassenaar, Ms. Still and Mr. Cohen did not receive compensation for their services as directors during fiscal 2023.

The following table sets forth the compensation paid by us to our directors for the period from the Date of Formation to December 31, 2023 ($ in thousands):

Name	Fees Earned or Paid in Cash(1)	Total
Olivia Wassenaar	$—	$—
David Cohen	—	—
Corinne Still	—	—
N. John Lancaster(2)	39	39
Christine Benson Schwartzstein	37	37
David Small	37	37

(1)	Amounts reported under the “Fees Earned or Paid in Cash” column reflects the pro-rated portion of their annual fee for service on the Board earned in fiscal year 2023.
(2)	The higher amount of “Fees Earned or Paid in Cash” received by Mr. Lancaster reflects a pro-rated additional annual fee earned for service as Chair of the Audit Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 1, 2024, information with respect to the beneficial ownership of our Shares by:

•	each person known to us to beneficially own more than 5% of any class of voting Shares;

•	each of our directors and named executive officers; and

•	all of our directors and executive officers as a group.

We have issued 40 V Shares in each of Series I and Series II to Apollo Principal Holdings VI, L.P., a subsidiary of Apollo. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no Shares subject to options that are currently exercisable or exercisable within 60 days of the offering. Unless otherwise indicated, all Shares are owned directly, and the indicated person has sole voting and investment power.

Name and Address (1)	Number of Series I V Shares Beneficially Owned	Percent of Series I V Shares Beneficially Owned	Number of Series II V Shares Beneficially Owned	Percent of Series II V Shares Beneficially Owned
Apollo Principal Holdings VI, L.P.	40	100%	40	100%

(1)	The address of the beneficial owner is 9 West 57th Street, New York, New York 10019.

As of December 31, 2023, there were no E Shares outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not have any equity compensation plans. For a description of equity expected to be awarded to our directors as part of our director compensation policy, see “Item 11: Executive Compensation—Compensation of Directors.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Infrastructure Assets

On November 6, 2023, the Company acquired an indirect interest in Atlas Tank Parent, L.P. from an affiliate of the Operating Manager.

As of December 31, 2023, the Company acquired debt obligations issued by Yondr Capital LP from an affiliate of the Operating Manager, through the partnership investment vehicle, AIC 2-Y Subsidiary LLC.

Operating Agreement

The Company and the Operating Manager entered into the Operating Agreement, pursuant to which the Operating Manager is entitled to receive the Management Fee and Performance Fee. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Operating Expenses and Organizational and Offering Expenses

The Company incurred certain Operating Expenses and Organizational and Offering Expenses related to services provided by personnel of the Operating Manager and/or its affiliates. For the period from the Date of Formation to December 31, 2023, these expenses were $200 and $917 for Series I and Series II, respectively, and are included in organizational expenses, general and administration expenses, and deferred offering expenses amortization in the Consolidated Statements of Operations; and also in the deferred offering expenses in the Consolidated Statements Assets and Liabilities.

Expense Support Agreement

On June 15, 2023, the Company entered into the Expense Support Agreement with the Operating Manager pursuant to which the Operating Manager may elect to pay certain Expense Supports. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As of December 31, 2023, the Operating Manager elected to pay Expense Supports of $598 incurred by Series I and $2,783 incurred by Series II, respectively, for the period from the Date of Formation to December 31, 2023.

As of December 31, 2023, Series I and Series II had an outstanding amount payable to the Operating Manager of $530 and $2,486, respectively, for payments made on their behalf.

V Shares Issuance

For the period from the Date of Formation to December 31, 2023, Series I issued to Apollo Principal Holdings VI, L.P., an indirect subsidiary of Apollo, a total of 40 V Shares at $25.00 per V Share for aggregate consideration of $1 and Series II issued to Apollo Principal Holdings VI, L.P., an indirect subsidiary of Apollo, a total of 40 V Shares at $25.00 per V Share for aggregate consideration of $1.

Issuance of A-II Shares to an Affiliate of Apollo

An affiliate of Apollo was issued 1,992,619 of A-II Shares in Series II as of December 1, 2023 for an aggregate consideration of $50,000.

Dealer Manager Agreement

On December 22, 2023, the Company entered into a Dealer Manager Agreement (the “Dealer Manager Agreement”) with the Dealer Manager.

The Dealer Manager is entitled to receive selling commissions of up to 3.0%, and dealer manager fees of up to 0.5%, of the transaction price of each S Share and F-S Share. Any participating broker-dealers are compensated from such amounts by reallowance from the Dealer Manager; provided that the sum of such reallowed amounts and the selling commissions do not exceed 3.5% of the transaction price. The Dealer Manager will receive a combined annual distribution fee and shareholder servicing fee of 0.85% per annum of the aggregate NAV of the Company’s outstanding S Shares and F-S Shares. There will not be a combined annual distribution fee and shareholder servicing fee, upfront selling commission or dealer manager fee with respect to the Anchor Shares, I Shares or F-I Shares. The Dealer Manager anticipates that all or a portion of selling commissions and dealer manager fees will be reallowed to participating broker-dealers.

Apollo Shares will not incur any upfront selling costs or ongoing servicing costs.

As of December 31, 2023, neither Series paid the Dealer Manager for any annual distribution fees, shareholder servicing fees, upfront selling commission or dealer manager fees.

Relationship with Certain Affiliate Loan Service Providers

Apterra and Apollo Capital Solutions, each an affiliate of Apollo, and other affiliates of the Company engage in loan origination, transaction structuring and warehousing and syndication services and similar arrangements provided to borrowers, loan syndicates and others. From time to time, such service providers provide these services to Infrastructure Assets that the Company acquires or to lending syndicates in which the Company participates, and will generally be entitled to servicing, agent, structuring or other fees or expense reimbursements for such services. Such services include, or are expected to include, sourcing of loans, due diligence of loans and general structuring, servicing, syndication and administration services in respect of loans or loan portfolios. Any such fees received by Apollo or such affiliated service providers from the Company’s Infrastructure Assets will not be shared with the Company or attributable to, or for the benefit of, the Company. For the period from Date of Formation to December 31, 2023, affiliates of the Company received aggregate fees of $12,000 for services as loan service providers.

Potential Conflicts of Interest

The following discussion sets forth certain potential conflicts of interest that should be carefully evaluated before making an investment in the Company. Attention is also drawn to certain risk factors (see generally “Item 1A. Risk Factors” above) that refer to potential conflicts of interest. This summary is not intended to be an exhaustive list of all conflicts or their potential consequences. Identifying potential conflicts of interest is complex and fact-intensive, and it is not possible to foresee every conflict of interest that could arise during the life of the Company. In particular, the Company, the Operating Manager or Apollo could in the future identify additional conflicts of interest that currently are not apparent to them, as well as conflicts of interest that arise or increase in materiality over time. To the extent the Company, the Operating Manager or Apollo identifies conflicts of interest in the future, they could, but assume no obligation to, disclose these conflicts and their implications to Shareholders through a variety of channels, including by way of a Form ADV, which Apollo files on an annual basis with the SEC, or in other written or oral communications to the Board or Shareholders more generally.

The Operating Manager’s Form ADV Part 2A, copies of which are publicly available and available from the Operating Manager upon request and will be furnished to each investor prior to its admission to the Company, also contains further information regarding conflicts of interest relating to Apollo that are relevant to the Company. Shareholders are encouraged to read such Form ADV Part 2A prior to investing.

We are subject to conflicts of interest arising out of our relationship with Apollo, including the Operating Manager and its affiliates. Additionally, the compensation arrangements of the Operating Manager or its affiliates and their personnel (including certain of their personnel who also serve as officers and/or directors of the Company) could influence the Operating Manager’s services to us. The Company and Apollo have established policies and procedures that allow them to address some types of conflicts, if and when required by or otherwise consistent with the LLC Agreement, by seeking the approval of the Board or a committee of the Board consisting of independent directors, which will initially be the Audit Committee. In most cases, however, the resolution of the conflict will depend entirely on the exercise of Apollo’s discretion in light of the relevant facts and circumstances at the time, including the immediate and long-term interests of the relevant Apollo Clients, including the Company, Apollo and their respective infrastructure assets, as applicable. The specific weight ascribed to each of the relevant factors is a subjective judgment about which reasonable people may differ, and such judgments will remain in Apollo’s complete discretion. For the avoidance of doubt, Apollo is not required to and generally does not expect to seek Board or Shareholder approval to manage the conflicts of interest described herein or other potential conflicts of interest that may arise from time to time unless required by applicable law, the LLC Agreement or the Operating Agreement. Furthermore, any prohibition or restriction contained in the LLC Agreement will apply only at the Company and Series levels and will not apply to any transaction by an Infrastructure Asset or among Infrastructure Assets. There is no guarantee that the policies and procedures adopted by us, the terms of LLC Agreement, the terms and conditions of the Operating Agreement or the policies and procedures adopted by the Operating Manager, Apollo and their affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest.

By acquiring the Shares, each Shareholder will be deemed to acknowledge and agree that: (i) Apollo, the Operating Manager and their respective affiliates are authorized to engage, without liability to the Company, the Series or the Shareholders, in any or all of the activities of the type or character described or contemplated in the LLC Agreement, sub-section “—Risk Factors” above, this sub-section “—Potential Conflicts of Interest” and the Operating Agreement whether or not such activities have or could have an effect on the Company’s or the Series’ affairs or on any Infrastructure Asset; (ii) no such activity will in and of itself constitute a breach of the LLC Agreement or of any duty owed by any such person to the Shareholders or the Company or the Series; and (iii) the distribution of the LLC Agreement and the private placement memorandum prior to the closing date as of which such Shareholder is admitted to the Company will be deemed to constitute disclosure of all such activities provided prior to such Shareholder making any subscription. Shareholders will not be deemed to waive their rights under the federal securities laws by making the foregoing deemed acknowledgment. To the extent that prospective investors would benefit from an independent review, such benefit is not available through Simpson Thacher & Bartlett LLP or other legal counsel or through the Operating Manager or any of their respective affiliates. Prospective investors are encouraged to seek the advice of independent legal counsel in evaluating the conflicts involved in the offering and operation of the Company.

LLC Agreement

Conflicts of interest exist and may arise in the future as a result of the relationships among Apollo, the Operating Manager or any of their respective affiliates, on the one hand, and the Company, a Series, any of the Shareholders or any of our Members, on the other hand. Whenever a potential conflict arises among Apollo, the Operating Manager or any of their respective affiliates, on the one hand, and the Company, a Series, any of the Shareholders or any of our Members, on the other hand, the Board or the Operating Manager may, but shall not be required to, resolve that conflict by seeking approval from a committee of our independent directors (which, initially, will be our Audit Committee). Our LLC Agreement contains provisions that reduce or eliminate certain of the duties of the Board, including fiduciary duties, to the Company, the Series, and our Shareholders and Members. Our LLC Agreement also restricts the remedies available to Shareholders and Members for actions taken that without those limitations might constitute breaches of duty, including fiduciary duties. See “Item 1A. Risk Factors — Risks Related to our Company and an Investment in our Shares — Our LLC Agreement eliminates certain duties (including fiduciary duties) owed by the Board or other parties to the Company, the Members and the Shareholders. The Board, Apollo, the Members, the Operating Manager, our officers and their respective affiliates and certain service providers are entitled to exculpation and indemnification resulting in limited right of action for Shareholders.”

Under our LLC Agreement, the Board or the Operating Manager will not be in breach of its obligations under the LLC Agreement or its duties to us or our Shareholders or Members if the resolution of the conflict of interest or the course of action in respect of the conflict of interest is:

•	approved by a committee of our independent directors, which will initially be the Audit Committee, although the Board or the Operating Manager is not obligated to seek such approval;

•	on terms which are, in the aggregate, no less favorable to us than those generally being provided to or available from unrelated third parties;

•	fair and reasonable to us, taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to us; or

•

approved by the vote of Shareholders owning a majority of the outstanding Investor Shares, excluding any Investor Shares owned by Apollo or any of its affiliates, although the Board or the Operating Manager is not obligated to seek such approval.

The Board or the Operating Manager may, but is not required to, seek the approval of such resolution from the Audit Committee, any other committee of our independent directors or our Shareholders. If the Board or the Operating Manager does not seek approval from the Audit Committee, any other committee of our independent directors or our Shareholders and the Board or the Operating Manager, as applicable, determines that the resolution or course of action taken with respect to the conflict of interest satisfies either of the standards set forth in the second and third bullet points above, then it will be presumed that in making its decision the Board or the Operating Manager, as applicable, acted in good faith, and in any proceeding brought by or on behalf of any Shareholder, Member or us, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption by clear and convincing evidence. Unless the resolution of a conflict is specifically provided for in our LLC Agreement, the Board, the Operating Manager or a committee of the Board consisting of independent directors, which will initially be the Audit Committee may consider any factors they determine in their sole discretion to consider when resolving a conflict of interest. Our LLC Agreement provides that the Board or the Operating Manager will be conclusively presumed to be acting in good faith if the Board or the Operating Manager, as applicable, subjectively believes that the determination made or not made is in or not adverse to the best interests of the Company or the applicable Series, or, with respect to resolutions of conflicts of interest pursuant to the second or third bullet points above, if the Board or the Operating Manager subjectively believes that the action or inaction meets the standard set forth therein.

Valuation of Company Assets

There can be situations in which the Operating Manager is incentivized to influence or adjust the valuation of the Company’s assets. For example, the Operating Manager could be incentivized to (i) employ valuation methodologies that improve the Company’s track record and do not reduce the basis by which the amount of Management Fees are due, or (ii) minimize losses from the write-downs that must be returned prior to the Operating Manager receiving a Performance Fee. The Board has adopted valuation policies to address these potential conflicts; however, any such determination will be made by the Operating Manager, in its discretion, and will be subjective. See “Item 1A. Risk Factors—Risks Related to Regulatory Matters—The prices of our Infrastructure Assets are volatile and could change as a result of valuations and changing accounting standards” above.

Valuations are inherently volatile and subject to change and may not necessarily be indicative of the inherent value of the underlying investments or the actual value to be realized from such investments. As described in further detail below, valuations for unrealized investments that are not publicly traded are calculated at fair value consistent with valuations with generally accepted accounting principles in the United States and the Operating Manager’s valuation policy and procedures.

There is no single standard for determining fair value of private investments and, in many cases, fair value is best expressed as a range of fair values from which a single estimate may be derived. The Operating Manager determines the fair values of unrealized private assets based on the enterprise values at which the applicable asset could be sold in a public offering in orderly dispositions over a reasonable period of time. When determining the enterprise value of an investment, in most cases the Operating Manager uses a market multiple approach that considers a specific financial measure (such as EBITDA, adjusted EBITDA, net income, book value or net asset value) that it believes to be customary in the relevant industry. Consideration is also given to such factors as historical and projected financial data for the asset, valuations given to comparable companies, the size and scope of the asset’s operations, the strengths and weaknesses of the asset, expectations relating to shareholders’ receptivity to an offering of the asset’s securities, the size of the Operating Manager’s holding in the asset, information with respect to transactions or offers for the asset’s securities (including the transaction pursuant to which the acquisition of the asset was made and the period of time that has elapsed from the date of the acquisition to the valuation date), industry information and assumptions, general economic and market conditions, indicative guidance from potential underwriters and other factors deemed relevant. Valuations are before giving effect to transaction costs and management fees, incentive compensation or performance fee, taxes, transaction expenses and other expenses to be borne by shareholders in the indicated vehicles, which in the aggregate are expected to be substantial. The effect of such costs and expenses will reduce actual realizations from such valuations. The Operating Manager’s valuations of certain of its vehicles’ holdings in such companies are reviewed by one or more independent valuation firms, which provide third-party valuation assistance in accordance with limited procedures that the Operating Manager identifies and requests it or them to perform. Those procedures do not include an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards in the United States. Such firms are generally not responsible for determining the fair value of any individual asset, and their role is limited to being an advisor and providing additional support to the Operating Manager’s existing valuation policy and process. Based on the results of its application of these limited procedures and its review of relevant information, a substantial amount of which was provided by the Operating Manager’s investment professionals and was assumed to be accurate and complete, including asset valuations, such firms have concluded that the Operating Manager’s valuation of each asset appears to be reasonable. Valuations of assets of the Company may differ from those utilized by third parties based on methodologies different from those employed by other Apollo-managed vehicles.

While the Operating Manager’s valuations of unrealized assets are based on assumptions that the Operating Manager believes are reasonable under the circumstances, whether on a public market basis or an estimated fair value basis, the actual realized returns on unrealized assets will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, many of which may be affected by factors beyond the Operating Manager’s control and all of which may differ from the assumptions on which the valuations contained herein are based. Accordingly, there can be no assurance that any indicated valuations for unrealized assets will ultimately be realized for such value or be profitable or that losses can be avoided. In such event, the actual realized returns on these unrealized assets may differ materially from the (assumed) returns indicated herein.

Finally, ASC 820 and other accounting rules applicable to vehicles and various assets they invest in are evolving. Notwithstanding that the Company is an operating company that conducts its operations so that the Company does not fall within or is excluded from the definition of an “investment company” under the Investment Company Act, the Company expects to utilize investment company accounting methods. Accordingly, such changes may adversely affect the Company. For example, the evolution of rules governing the determination of the fair value of assets to the extent such rules become more stringent would tend to increase the cost and/or reduce the availability of third-party determinations of fair value. This may in turn increase the costs associated with selling assets or affect their liquidity due to inability to obtain a third-party determination of fair value.

Timing of Infrastructure Asset Realization

The Operating Manager has significant flexibility regarding when to realize Infrastructure Assets. Because the Operating Manager receives management fees, the Operating Manager will be incentivized not to dispose of Infrastructure Assets that have poor prospects for improvement in order to receive ongoing management fees in the interim and, potentially, more likely or larger Performance Fees if such Infrastructure Asset’s value appreciates in the future. This incentive is further exacerbated by the Operating Manager’s loss carryforward arrangement.

Valuation Matters

The fair value of all Infrastructure Assets will ultimately be determined by the Operating Manager in accordance with its valuation guidelines approved by the Board. It will, in certain circumstances, be the case that the NAV of an asset for the purposes of the calculation of the Performance Fee may not reflect the price at which the asset is ultimately sold in the market, and the difference between the NAV of an asset for the purposes of the calculation of the Performance Fee and the ultimate sale price could be material. The valuation methodologies used to value any asset will involve subjective judgments and projections and may, in certain circumstances, not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuation methodologies may permit reliance on a prior period valuation of particular asset. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond the Operating Manager’s control. There will be no retroactive adjustment in the valuation of any asset, the offering price at which Shares were purchased or sold by Shareholders or repurchased by AIC, as applicable, or the Management Fee to the extent any valuation proves to not accurately reflect the realizable value of an asset in AIC. The valuation of assets will affect the amount and timing of the Performance Fee and the amount of the Management Fee and payable to the Operating Manager. The valuation of assets of other Apollo Clients will, in certain circumstances, affect the decision of potential Shareholders to subscribe for Shares. Similarly, the valuation of AIC’s assets will, in certain circumstances, affect the ability of Apollo to form and attract capital to other Apollo Clients. As a result, there may be circumstances in which the Operating Manager is incentivized to defer realization of the value of the assets, make more speculative acquisitions, seek to deploy capital at an accelerated pace, hold assets longer and/or the Operating Manager is incentivized to determine valuations that are higher than the actual fair value of assets. In particular, given that the amount of the Management Fee will be dependent on the valuation of non-marketable securities, which will be determined by the Operating Manager, the Operating Manager could be incentivized to value the securities higher than if the Management Fee were not based on the valuation of such securities. The foregoing conflicts arising from valuation matters will not necessarily be resolved in favor of AIC.

Dealer Manager

The Dealer Manager for AIC is AGS. The success of the offering of the Company’s Shares and our ability to implement our business strategy is dependent on the ability of the Dealer Manager to build and maintain a network of licensed securities broker-dealers and other agents, including its affiliate Griffin Capital Securities (“GCS”) to provide wholesale and marketing services. Any material adverse change to the ability of AIC’s Dealer Manager to build and maintain a network of licensed securities broker-dealers and other agents could have a material adverse effect on AIC’s business and the offering. If the Dealer Manager is unable to build and maintain a sufficient network of participating broker-dealers to distribute Shares in the offering, AIC’s ability to raise proceeds through the offering and implement AIC’s strategy may be adversely affected. In addition, the Dealer Manager currently serves and may serve as dealer manager for other issuers and GCS provides wholesaling services to other issuers. As a result, the Dealer Manager and GCS may experience conflicts of interest in allocating its time between the offering and such other issuers, which could adversely affect AIC’s ability to raise proceeds through the offering and implement AIC’s strategy. Further, the participating broker-dealers retained by the Dealer Manager may have numerous competing investment products, some with similar or identical strategies and areas of focus as AIC, which they may elect to emphasize to their retail clients.

Item 14.	Principal Accounting Fees and Services

Independent Auditors

During the period from the Date of Formation through December 31, 2023, Deloitte & Touche LLP (PCAOB ID No. 34), (“Deloitte”) served as our independent auditor.

Audit and Non-Audit Fees

Aggregate fees that we were billed for the period from the Date of Formation to December 31, 2023 by our independent registered public accounting firm, Deloitte, were as follows:

December 31, 2023
Audit fees (1)	$320
Audit-related fees	—
Tax fees	—
All other fees	—

Total	$320

(1)

Audit fees include amounts billed to us related to annual financial statement audit work, seed balance sheet audit work, quarterly financial statement reviews and review of SEC registration statements.

The Audit Committee of our Board was advised that there were no services provided by Deloitte that were unrelated to the audit of the annual fiscal year-end financial statements and the audit of the financial statements as of and for the period from the Date of Formation to December 31, 2023 that could impair Deloitte from maintaining its independence as our independent auditor and concluded that it was.

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee charter will require the Audit Committee of our Board to approve in advance all audit and non-audit related services to be provided by our independent registered public accounting firm in accordance with any policies adopted by the committee. All services reported in the Audit, Audit-related and Tax categories above were approved by the Board.

Part IV.

Item 15.	Exhibits, Financial Statement Schedules

(a) (1)	Financial Statements

See the accompanying Index to Financial Statement Schedule on page 107.

(a) (2)	Financial Statement Schedules

None.

(a) (3)	Exhibits

Exhibit Number	Description

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10 filed with the SEC on June 15, 2023).

3.2	Third Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 7, 2023).

3.3	Series Agreement of Apollo Infrastructure Company LLC – Series I (incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10 filed with the SEC on June 15, 2023).

3.4	Series Agreement of Apollo Infrastructure Company LLC – Series II (incorporated by reference to Exhibit 3.5 to the Registrant’s Form 10 filed with the SEC on June 15, 2023).

4.1*	Description of Registrant’s Securities

4.2	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10 filed with the SEC on December 19, 2023).

4.3	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10 filed with the SEC on December 19, 2023).

4.4	Share Repurchase Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10 filed with the SEC on December 19, 2023).

10.1	Operating Agreement (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 7, 2023).

10.2*	Dealer Manager Agreement.

10.3	Expense Support and Conditional Reimbursement Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10 filed with the SEC on August 11, 2023).

10.4	Trademark License Agreement (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 7, 2023).

10.5	Escrow Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10 filed with the SEC on December 19, 2023).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Form 10 filed with the SEC on December 19, 2023).

31.1*	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+

This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.

*	Filed herewith.

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

Item 16.	Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apollo Infrastructure Company LLC

/s/ Olivia Wassenaar
Date: April 1, 2024	Olivia Wassenaar
Chief Executive Officer and Chair of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Olivia Wassenaar
Date: April 1, 2024	Olivia Wassenaar
Chief Executive Officer and Chair of the Board
(Principal Executive Officer)

Date: April 1, 2024	/s/ David Cohen
David Cohen
Co-President and Director

Date: April 1, 2024	/s/ Corinne Still
Corinne Still
Co-President and Director

Date: April 1, 2024	/s/ Yvette Novo
Yvette Novo
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Date: April 1, 2024	/s/ N. John Lancaster
N. John Lancaster
Director

Date: April 1, 2024	/s/ Christine Benson Schwartzstein
Christine Benson Schwartzstein
Director

Date: April 1, 2024	/s/ David Small
David Small
Director