Form 10-Q
period 2024-03-31
Apollo Infrastructure Co LLC
filed 2024-05-15
CIK 1971381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
of the Act). Yes ☐ No ☒
As of May 1
5
, 2024, the registrant had, with respect to Series I limited liability company interests, 40 V Shares, 3,816,143
A-II
Shares and 175,217
F-I
Shares and with respect to Series II limited liability company interests, 40 V Shares, 12,150,324
A-II
Shares and 71,176
F-I
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
“
Part I, Item 1A. Risk Factors
” in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2023 and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including our latest registration statement on Form 10 under the Securities Exchange Act of 1934, as amended (the “Registration Statement”). Other factors that could cause actual results to differ materially include, but are not limited to:

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

Part I. Financial Information

Item 1.	Financial Statements
Apollo Infrastructure Company LLC
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share data)

	as of March 31, 2024 (unaudited)			as of December 31, 2023
	Series I	Series II	Total	Series I	Series II	Total

Assets
Investments at fair value (cost at March 31, 2024 of $54,466; $217,309; $271,775; and at December 31, 2023 of $24,187; $112,121; $136,308; respectively)	$55,263	$220,228	$275,491	$24,314	$112,701	$137,015
Cash and cash equivalents	30,350	67,235	97,585	21,575	99,696	121,271
Prepaid expenses and other assets	110	836	946	190	877	1,067
Deferred offering expenses	407	1,921	2,328	432	2,016	2,448
Subscription receivable	—	—	—	500	—	500
Due from Operating Manager	910	3,938	4,848	598	2,783	3,381

Total assets	$87,040	$294,158	$381,198	$47,609	$218,073	$265,682

Liabilities
Management fee payable	$—	$—	$—	$32	$145	$177
Accrued performance fee payable	83	287	370	27	125	152
Distribution payable	433	1,457	1,890	—	—	—
Organizational expenses payable	12	67	79	12	67	79
Offering expenses payable	34	163	197	34	163	197
Other accrued expenses and liabilities	691	2,326	3,017	232	1,041	1,273
Due to Operating Manager	720	3,088	3,808	530	2,486	3,016

Total liabilities	$1,973	$7,388	$9,361	$867	$4,027	$4,894

Commitments and contingencies (Note 6)
Total net assets	$85,067	$286,770	$371,837	$46,742	$214,046	$260,788
Net assets are comprised of:
A-II Shares, at March 31, 2024; Series I: 3,206,849; Series II: 11,142,749; and Total: 14,349,598, and at December 31, 2023; Series I: 1,851,311; Series II: 8,468,437; and Total: 10,319,748, shares authorized, issued and outstanding; respectively	$81,901	$285,203	$367,104	$46,741	$214,045	$260,786
F-I Shares, at March 31, 2024; Series I: 124,118; Series II: 61,294; and Total: 185,412, shares authorized, issued and outstanding; respectively	3,165	1,566	4,731	—	—	—
V Shares, at March 31, 2024 Series I: 40; Series II: 40; and Total: 80, and at December 31, 2023; Series I: 40; Series II: 40; and Total: 80, shares authorized issued and outstanding; respectively	1	1	2	1	1	2

Total net assets	$85,067	$286,770	$371,837	$46,742	$214,046	$260,788

Net asset value per share
A-II Shares:
Net assets	$81,901	$285,203	$367,104	$46,741	$214,045	$260,786
Shares outstanding	3,206,849	11,142,749	14,349,598	1,851,311	8,468,437	10,319,748

Net asset value per share	$25.54	$25.60	$25.58	25.25	$25.28	$25.27

F-I Shares:
Net assets	$3,165	$1,566	$4,731	$—	$—	$—
Shares outstanding	124,118	61,294	185,412	—	—	—

Net asset value per share	$25.50	$25.55	$25.52	$—	$—	$—

V Shares:
Net assets	$1	$1	$2	$1	$1	$2
Shares outstanding	40	40	80	40	40	80

Net asset value per share	$25.00	$25.00	$25.00	$25.00	$25.00	$25.00

See notes to consolidated financial statements.

Apollo Infrastructure Company LLC
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended March 31, 2024
	Series I	Series II	Total
Investment income
Interest income	$1,137	$4,110	$5,247

Total investment income	$1,137	$4,110	$5,247

Expenses
General and administration expenses	$410	$1,517	$1,927
Directors fees	16	62	78
Deferred offering expenses amortization	25	95	120
Management fees, net	54	210	264
Performance fees	83	287	370

Total expenses	$588	$2,171	$2,759

Less: Expense support from Operating Manager	(312)	(1,155)	(1,467)

Net expenses	$276	$1,016	$1,292

Net investment income before taxes	$861	$3,094	$3,955

Provision for (benefit from) income taxes	320	715	1,035

Net investment income	$541	$2,379	$2,920

Realized and unrealized gain/(loss)
Net realized gain/(loss) from investments	$—	$—	$—
Net change in unrealized appreciation/(depreciation) from investments	670	2,339	3,009

Net realized and unrealized gain/(loss)	$670	$2,339	$3,009

Net increase (decrease) in net assets resulting from operations	$1,211	$4,718	$5,929

See notes to consolidated financial statements.

Apollo Infrastructure Company LLC
Consolidated Statements of Changes in Net Assets (Unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended March 31, 2024
	Series I	Series II	Total
Operations
Net investment income	$541	$2,379	$2,920
Net change in unrealized appreciation/(depreciation) from investments	670	2,339	3,009

Net increase (decrease) in net assets resulting from operations	$1,211	$4,718	$5,929

Distributions
A-II Shares:	$(417)	$(1,449)	$(1,866)
F-I Shares:	(16)	(8)	(24)

Net increase (decrease) in net assets resulting from distributions	$(433)	$(1,457)	$(1,890)

Capital Share Transaction
A-II Shares:
Proceeds from issuance of shares	$34,401	$67,908	$102,309
F-I Shares:
Proceeds from issuance of shares	$3,146	$1,555	$4,701

Net increase (decrease) in capital share transaction	$37,547	$69,463	$107,010

Net Assets
Total increase (decrease) in net assets during the period	$38,325	$72,724	$111,049
Net assets at beginning of period	46,742	214,046	260,788

Net assets at end of period	$85,067	$286,770	$371,837

See notes to consolidated financial statements.

Apollo Infrastructure Company LLC
Consolidated Statements of Cash Flows (Unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended March 31, 2024
	Series I	Series II	Total
Operating activities
Net increase/(decrease) in net assets resulting from operations	$1,211	$4,718	$5,929
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (appreciation)/depreciation from investments	(670)	(2,339)	(3,009)
Payment-in-kind interest capitalized	(672)	(2,265)	(2,937)
Acquisition of Infrastructure Assets	(29,607)	(102,923)	(132,530)
Deferred offering expenses amortization	25	95	120
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other assets	80	41	121
(Increase) in due from Operating Manager	(312)	(1,155)	(1,467)
(Decrease) in management fee payable	(32)	(145)	(177)
Increase in accrued performance fees	56	162	218
Increase in other accrued expenses and liabilities	459	1,285	1,744
Increase in due to Operating Manager	190	602	792

Net cash used in operating activities	$(29,272)	$(101,924)	$(131,196)

Financing activities
Proceeds from issuance of shares	38,047	69,463	107,510

Net cash provided by financing activities	$38,047	$69,463	$107,510

Cash and cash equivalents
Net increase/(decrease) in cash and cash equivalents	8,775	(32,461)	(23,686)
Cash and cash equivalents at beginning of period	21,575	99,696	121,271

Cash and cash equivalents at end of period	$30,350	$67,235	$97,585

Supplemental disclosure of cash flow information:
Payment-in-kind income	$672	$2,265	$2,937
Noncash financing activities not included - distribution payable	$433	$1,457	$1,890
See notes to consolidated financial statements.

Apollo Infrastructure Company LLC
Consolidated Schedules of Investments (Unaudited)
March 31, 2024
(in thousands, except share and per share data)

Description	Country	Industry	Principal Amount or Number of Shares	Fair Value	Fair Value as a Percentage of Net Assets

Series I
Investments in Partnership Investment Vehicle: (1)
Atlas Tank Parent, L.P.	United States	Transportation		$4,224	4.97%
Novus Holdings Parent, L.P.	United States	Aviation		14,884	17.50%
AIC 3-Z Subsidiary, LLC	Various	Various		12,173	14.31%
AP Nebula Solar Aggregator, L.P. (2)	United States	Renewables		5,480	6.44%

Total Investments in Partnership Investment Vehicle				$36,761	43.22%

Investments in Loans:
Yondr Capital LP- 15.75%-17.75% 06/27/29	Various	Communications	$13,931,304	$13,965	16.42%
Longroad High Street Holdings, LLC- SOFR +3.75% 11/30/30	United States	Energy	$4,547,748	4,537	5.33%

Total Investments in Loans				$18,502	21.75%

Total Investments - Series I (Cost of $54,466)				$55,263	64.97%

Series II
Investments in Partnership Investment Vehicle: (1)
Atlas Tank Parent, L.P.	United States	Transportation		$18,780	6.55%
Novus Holdings Parent, L.P.	United States	Aviation		50,116	17.48%
AIC 3-Z Subsidiary, LLC	Various	Various		48,130	16.78%
AP Nebula Solar Aggregator, L.P. (2)	United States	Renewables		19,318	6.73%

Total Investments in Partnership Investment Vehicle				$136,344	47.54%

Investments in Loans:
Yondr Capital LP- 15.75%-17.75% 06/27/29	Various	Communications	$63,583,266	$63,546	22.16%
Longroad High Street Holdings, LLC- SOFR +3.75% 11/30/30	United States	Energy	$20,452,253	20,338	7.09%

Total Investments in Loans				$83,884	29.25%

Total Investments - Series II (Cost of $217,309)				$220,228	76.79%

Total
Investments in Partnership Investment Vehicle: (1)
Atlas Tank Parent, L.P.	United States	Transportation		$23,004	6.19%
Novus Holdings Parent, L.P.	United States	Aviation		65,000	17.48%
AIC 3-Z Subsidiary, LLC	Various	Various		60,303	16.22%
AP Nebula Solar Aggregator, L.P. (2)	United States	Renewables		24,798	6.67%

Total Investments in Partnership Investment Vehicle				$173,105	46.56%

Investments in Loans:
Yondr Capital LP- 15.75%-17.75% 06/27/29	Various	Communications	$77,514,570	$77,511	20.85%
Longroad High Street Holdings, LLC- SOFR +3.75% 11/30/30	United States	Energy	$25,000,000	24,875	6.69%

Total Investments in Loans				$102,386	27.54%

Total Investments - Total (Cost of $271,775)				$275,491	74.10%

(1)	Partnership investment vehicle includes investments in both limited partnerships and limited liability companies.
(2)
Series I, Series II, and Total indirectly own 5,460,550, 19,251,968, and 24,712,518 units, respectively, in Juniper 1 Residential Solar LLC, in the renewables industry in the United States. The fair value of Series I, Series II, and Total investment was $5,460, $19,252, and $24,712, respectively.

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
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except for share and per share data)

1.	Organization
Apollo Infrastructure Company LLC (the “Company”) is a limited liability company that was formed in accordance with the laws of Delaware on April 3, 2023. On April 10, 2023, the Company established two registered series of limited liability company interests, Apollo Infrastructure Company LLC–Series I (“Series I”) and Apollo Infrastructure Company LLC–Series II (“Series II”). Series I and Series II are treated as separate entities for U.S. federal income tax purposes with segregated assets and liabilities. Sections
18-215(c)
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
The Company conducts a continuous private offering of its investor shares: S Shares, I Shares,
F-S
Shares,
F-I
Shares,
A-I
Shares, and
A-II
Shares (collectively, the “Investor Shares” and, collectively with the E Shares and V Shares, the “Shares”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act).
The Company is sponsored by Apollo Asset Management, Inc. (together with its subsidiaries, “Apollo”) and benefits from Apollo’s infrastructure sourcing and management platform pursuant to the operating agreement the Company entered into with Apollo Manager, LLC (the “Operating Manager”) to support the Company in managing its portfolio of Infrastructure Assets with the objective of generating attractive risk-adjusted returns consisting of both current income and capital appreciation for shareholders. The Company commenced principal operations on November 1, 2023.
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
Cash and Cash Equivalents
– As of March 31, 2024 and December 31, 2023, cash and cash equivalents were comprised of cash and fundings into money market funds sponsored by a U.S. financial institution. As of March 31, 2024, Series I, Series II, and Total held $30,350, $67,235, and $97,585, respectively, in money market funds. As of December 31, 2023, Series I, Series II, and Total held $21,575, $99,696, and $121,271, respectively, in money market funds, all of which were held in the Goldman Sachs Financial Square Government Fund.
Organizational and Offering Expenses
– Organizational expenses are expensed as incurred. Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business. Series I, Series II, and Total did not incur organizational expenses for the three months ended March 31, 2024.
Offering expenses include registration fees and legal fees regarding the preparation of the registration statement on Form 10. Offering expenses are accounted for as deferred costs until operations begin. Series I, Series II and Total amortized offering expenses of $25, $95, and $120, respectively, for the three months ended March 31, 2024.
The Operating Manager may elect to provide Expense Support for certain organization and offering expenses which is subject to potential recoupment as described in Note 4.
Investment Income –
The Company records dividend income and accrues interest income pursuant to the terms of the respective Infrastructure Asset, unless, in the case of dividend income, the Company determines that the Infrastructure Asset does not have positive earnings in which case such dividend income is treated as a return of capital.
Payment-in-Kind
(PIK) interest is accrued monthly on PIK fixed income securities in accordance with the contractual terms of those Infrastructure Assets. In the case of proceeds received from investments in a partnership investment vehicle and limited partnerships, the Company determines the character of such proceeds and record any interest income, dividend income, realized gains or returns of capital accordingly. For the three months ended March 31, 2024, investment income was comprised of interest income from Infrastructure Assets and cash and cash equivalents.
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
Deferred taxes are provided for the effects of potential future tax liabilities in future years resulting from differences between the tax basis of an asset and liability and its reported valuation in the accompanying consolidated financial statements. Income taxes for both Series I and Series II are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the temporary differences in the basis of assets and liabilities for income tax and financial reporting purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the Consolidated Statements of Operations in the period that includes the enactment date. For a particular tax-paying
component of an entity and within a particular tax jurisdiction, deferred tax assets and liabilities are offset and presented as a single amount within prepaid expenses and other assets or other accrued expenses and liabilities, as applicable, in the accompanying Consolidated Statements of Assets and Liabilities.
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

1
1

Based on this review, both Series I and Series II have determined the major tax jurisdictions to be where both Series I and Series II are organized, where both Series I and Series II hold interests in Infrastructure Assets, and where the Operating Manager is located; however, no reserves for uncertain tax positions were recorded for any of Series I and Series II’s for the three months ended March 31, 2024. Both Series I and Series II are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. Generally, both Series I and Series II’s returns may be subject to examination for a period of thre
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
In November 2023, the FASB issued ASU
2023-07,
“Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU
2023-07”).
ASU
2023-07’s
intent is to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provide new segment disclosure requirements for entities with a single reportable segment. ASU
2023-07
is effective for fiscal years beginning after December 15, 2023, and for interim periods with fiscal years beginning after December 15, 2024. ASU
2023-07
is to be adopted retrospectively to all prior periods presented. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.
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
There are no other standards, interpretations or amendments to existing standards that are effective for the first time for the year beginning January 1, 202
4
, that would be expected to have a material impact on the Company.

3.	Fair Value Measurement and Disclosures
The following tables summarize the valuation of the Company’s investments and cash and cash equivalents in the fair value hierarchy levels as of March 31, 2024 and December 31, 2023:

March 31, 2024
Description	Total	Level I	Level II	Level III	Measured at NAV (1)
Series I
Investments in Partnership Investment Vehicle	$36,761	$—	$—	$19,108	$17,653
Investments in Loans	18,502	—	—	18,502	—

Total Investments	$55,263	$—	$—	$37,610	$17,653

Cash and cash equivalents	30,350	30,350	—	—	—

Total	$85,613	$30,350	$—	$37,610	$17,653

Series II
Investments in Partnership Investment Vehicle	$136,344	$—	$—	$68,896	$67,448
Investments in Loans	83,884	—	—	83,884	—

Total Investments	$220,228	$—	$—	$152,780	$67,448

Cash and cash equivalents	67,235	67,235	—	—	—

Total	$287,463	$67,235	$—	$152,780	$67,448

Total
Investments in Partnership Investment Vehicle	$173,105	$—	$—	$88,004	$85,101
Investments in Loans	102,386	—	—	102,386	—

Total Investments	$275,491	$—	$—	$190,390	$85,101

Cash and cash equivalents	97,585	97,585	—	—	—

Total	$373,076	$97,585	$—	$190,390	$85,101

(1)
Included within certain investments measured at NAV were Level III investments valued at Transaction Price. Series I, Series II, and Total Level III amounts of these investments were $5,460, $19,252, and $24,712, respectively.

December 31, 2023
Description	Total	Level I	Level II	Level III	Measured at NAV
Series I
Investments in Partnership Investment Vehicle	$7,341	$—	$—	$3,469	$3,872
Investments in Loans	16,973	—	—	16,973	—

Total Investments	$24,314	$—	$—	$20,442	$3,872

Cash and cash equivalents	21,575	21,575	—	—	—

Total	$45,889	$21,575	$—	$20,442	$3,872

Series II
Investments in Partnership Investment Vehicle	$33,963	$—	$—	$16,237	$17,726
Investments in Loans	78,738	—	—	78,738	—

Total Investments	$112,701	$—	$—	$94,975	$17,726

Cash and cash equivalents	99,696	99,696	—	—	—

Total	$212,397	$99,696	$—	$94,975	$17,726

Total
Investments in Partnership Investment Vehicle	$41,304	$—	$—	$19,706	$21,598
Investments in Loans	95,711	—	—	95,711	—

Total Investments	$137,015	$—	$—	$115,417	$21,598

Cash and cash equivalents	121,271	121,271	—	—	—

Total	$258,286	$121,271	$—	$115,417	$21,598

Transfers of investments between levels, if any, shall be recorded at the end of the period.

1

There were no transfers in or out of the Company’s investments that are classified as Level III investments for the three months ended March 31, 2024. The following table shows changes in the fair value of our Level III investment during the three months ended March 31, 2024:

Description	Level III Investments
Series I
Balance as of December 31, 2023	$20,442
Purchases, including capitalized PIK	16,799
Net change in unrealized appreciation/(depreciation) from investments	369
Transfers out of Level III	—
Transfers into Level III	—

Balance as of March 31, 2024	$37,610

Series II
Balance as of December 31, 2023	$94,975
Purchases, including capitalized PIK	56,563
Net change in unrealized appreciation/(depreciation) from investments	1,242
Transfers out of Level III	—
Transfers into Level III	—

Balance as of March 31, 2024	$152,780

Total
Balance as of December 31, 2023	$115,417
Purchases, including capitalized PIK	73,362
Net change in unrealized appreciation/(depreciation) from investments	1,611
Transfers out of Level III	—
Transfers into Level III	—

Balance as of March 31, 2024	$190,390

The total change in unrealized appreciation included in the Consolidated Statements of Operations within net change in unrealized appreciation/(depreciation) from investments for the three months ended March 31, 2024 attributable to Level III investments still held at March 31, 2024 for Series I, Series II and Total were $369, $1,242, and $1,611, respectively.
The following tables provide quantitative measure used to determine the fair values of the Level III investments as of March 31, 2024 and December 31, 2023:

1

March 31, 2024
Asset Type	Level III Fair Value	Valuation Technique	Unobservable Input	Input
Series I
Investments in Partnership Investment Vehicle	$19,108	Discounted Cash Flow	Discount Rate	15.10%
			Terminal Multiple	8.5x
		Transaction Price	N/A	N/A
Investments in Loans	18,502	Discounted Cash Flow	Discount Rate	7.77 17.50	%- %

Total	$37,610

Series II
Investments in Partnership Investment Vehicle	$68,896	Discounted Cash Flow	Discount Rate	15.10%
			Terminal Multiple	8.5x
		Transaction Price	N/A	N/A
Investments in Loans	83,884	Discounted Cash Flow	Discount Rate	7.77 17.50	%- %

Total	$152,780

Total
Investments in Partnership Investment Vehicle	$88,004	Discounted Cash Flow	Discount Rate	15.10%
			Terminal Multiple	8.5x
		Transaction Price	N/A	N/A
Investments in Loans	102,386	Discounted Cash Flow	Discount Rate	7.77 17.50	%- %

Total	$190,390

December 31, 2023
Asset Type	Level III Fair Value	Valuation Technique	Unobservable Input	Input
Series I
Investments in Partnership Investment Vehicle	$3,469	Discounted Cash Flow	Discount Rate	15.10%
			Terminal Multiple	8.5x
Investments in Loans	16,973	Transaction Price (1)	N/A	N/A

Total	$20,442

Series II
Investments in Partnership Investment Vehicle	$16,237	Discounted Cash Flow	Discount Rate	15.10%
			Terminal Multiple	8.5x
Investments in Loans	78,738	Transaction Price (1)	N/A	N/A

Total	$94,975

Total
Investments in Partnership Investment Vehicle	$19,706	Discounted Cash Flow	Discount Rate	15.10%
			Terminal Multiple	8.5x
Investments in Loans	95,711	Transaction Price (1)	N/A	N/A

Total	$115,417

(1)
The Investments in Loans valued at Transaction Price include certain loans held by the Company that, pursuant to their contractual terms, produce PIK income. PIK income computed at the contractual rate is accrued into income and reflected as a receivable up to the capitalization date. As of December 31, 2023, Series I, Series II and Total, earned and capitalized PIK income of $
184, $845
, and $1,029, respectively.

1

4.	Related Party Considerations
Initial Capital Contribution
On April 12, 2023, the Company issued 40 V Shares (the “Shares”) of each of Series I and Series II at the aggregate issue prices of $1 and $1, respectively, to Apollo Principal Holdings VI, L.P., a subsidiary of Apollo Asset Management, Inc., and an affiliate of the Company.
Infrastructure Assets
On November 6, 2023, the Company acquired an indirect interest in Atlas Tank Parent, L.P. from an affiliate of the Operating Manager.
As of December 31, 2023, the Company had acquired debt obligations issued by Yondr Capital LP from an affiliate of the Operating
Manager
, through the partnership investment vehicle, AIC
2-Y
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
Pursuant to the Operating Agreement, the Operating Manager is entitled to receive a management fee (the “Management Fee”). The
Manage
ment Fee is payable monthly in arrears in an amount equal to (i) 1.25% per annum of the
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

For the three months ended March 31, 2024, $1,226 of Special Fees allocable to the Company were received by an affiliate of the Operating Manager, of which $37, $121, and $158 were used to offset
Management Fees for Series I, Series II and Total, respectively. As of March 31, 2024, Series I, Series II and Total share of remaining Special Fees allocable for future management fee offset was
$244, $824, and $1,068 for Series I, Series II and Total, respectively.

1

For the three months ended March 31, 2024, the Operating Manager earned gross Management Fees of $91, $331, and $422 from Series I, Series II and Total, respectively, with a Special Fees offset of $37, $121 and $158, from Series I, Series II and Total, respectively, resulting in net management fees of $54, $210 and $264 from Series I, Series II and Total, respectively.
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
For the three months ended March 31, 2024, the Operating Manager earned Performance Fees of $83, $287, and $370 from Series I, Series II and Total, respectively.
Various affiliates of the Operating Manager are potentially involved in transactions with the Company’s investments in Infrastructure Assets, and whereby affiliates of the Operating Manager may earn fees in, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, “Capital Solution” services).
For the three mont
hs
 ended March 31, 2024, $650 of fees
allocable to the Company
were paid by the Company’s Infrastructure Assets to affiliates of the Operating Manager for Capital Solution services, which has been excluded from Special Fees for Series I, Series II and Total
, respectively.
The Company incurred certain operating expenses related to services provided by personnel of the Operating Manager and/or its affiliates. For the three months ended March 31, 2024, these expenses were $127, $459, and $586, for Series I, Series II and Total, respectively, and are included in general and administration expenses in the Consolidated Statements of Operations.
An affiliate of Apollo was issued 1,992,619 of
A-II
Shares within Series II as of December 1, 2023 for an aggregate consideration of $50,000.
Company Expense Support and Conditional Reimbursement of the Operating Manager
The Operating Manager may elect to pay certain of our expenses, including certain Organizational and Offering Expenses on our behalf (each, an “Expense Support”) in accordance with the Expense Support and Conditional Reimbursement Agreement.
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

1

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
For the three months ended March 31, 2024, the Operating Manager agreed to provide an Expense Support of
$312, $1,155, and $1,467 for expenses incurred by Series I, Series II, and Total, respectively. As of March 31, 2024, total Due from Operating Manager for Expense Support outstanding was
$910, $3,938, and $4,848 for Series I, Series II, and Total, respectively. As of December 31, 2023, total
Due from
 Operating
Manager for
Expense
S
upport outstanding
was
$598, $2,783, and $3,381 for Series I, Series II, and Total, respectively. These amounts are subject to recoupment within a three-year period. The expiration dates for future possible recoupment by the Operating Manager are
March 31, 2027
and December 31, 2026
, respectively
.
As of March 31, 2024, Series I, Series II, and Total
had
an outstanding payable to Operating Manager of $720, $3,088, and $3,808, respectively
. As
of December 31, 2023, Series I, Series II, and Total
had
an outstanding payable to Operating Manager of $530, $2,486, and $3,016, respectively, for payments made on their behalf.
Dealer Manager Agreement
On December 22, 2023, the Company entered into a dealer manager agreement (“Dealer Manager Agreement”) with Apollo Global Securities, LLC (the “Dealer Manager”), an affiliate of the Operating Manager.
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
As of March 31, 2024 and December 31, 2023, neither Series paid the Dealer Manager for any annual distribution fees, shareholder servicing fees, upfront selling commission or dealer manager fees.

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
A-II
Shares were issued at an offering price of $25.00 per share in each of Series I and Series II.
The following table summarizes shareholder transactions in common shares during the three months ended March 31, 2024:

1

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
A-II Shares:
Balance as of December 31, 2023	1,851,311	$46,339	8,468,437	$211,995	10,319,748	$258,334
Proceeds from issuance of shares	1,355,538	34,401	2,674,312	67,908	4,029,850	102,309

Net increase (decrease)	1,355,538	$34,401	2,674,312	$67,908	4,029,850	$102,309

Balance as of March 31, 2024	3,206,849	$80,740	11,142,749	$279,903	14,349,598	$360,643
F-I Shares:
Balance as of December 31, 2023	—	$—	—	$—	—	$—
Proceeds from issuance of shares	124,118	3,146	61,294	1,555	185,412	4,701

Net increase (decrease)	124,118	$3,146	61,294	$1,555	185,412	$4,701

Balance as of March 31, 2024	124,118	$3,146	61,294	$1,555	185,412	$4,701
V Shares:
Balance as of December 31, 2023	40	$1	40	$1	80	$2
Proceeds from issuance of shares	—	—	—	—	—	—

Net increase (decrease)	—	$—	—	$—	—	$—

Balance as of March 31, 2024	40	$1	40	$1	80	$2

Total net increase (decrease)	1,479,656	$37,547	2,735,606	$69,463	4,215,262	$107,010

Distribution Reinvestment Plan
The Company adopted a distribution reinvestment plan (the “DRIP”), in which cash distributions to Shareholders will automatically be reinvested in additional whole and fractional shares attributable to the type of Shares that a Shareholder owns unless and until an election is made on behalf of such participating Shareholder to withdraw from the DRIP and receive distributions in cash. The number of Shares to be received when distributions are reinvested will be determined by dividing the amount of the distribution, net of any applicable withholding taxes, by the Series’ NAV per share as of the end of the prior month. Shares will be distributed in proportion to the Series and types of Shares held by the Shareholder under the DRIP. There will be no sales load charges on Shares issued to a Shareholder under the DRIP.
As of March 31, 2024 and December 31, 2023, the Company
had
not issued any Shares under the DRIP.
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
As of March 31, 2024 and December 31, 2023, the Company has not repurchased any Share under the share repurchase plan.
Distribution
The following table reflects the aggregate distributions per share declared for each applicable share class of the Company for the three months ended March 31, 2024 as follows:

	Series I		Series II
	A-II Shares	F-I Shares	A-II Shares	F-I Shares
Distributions declared per share	$0.13	$0.13	$0.13	$0.13
The distributions for each
outstanding
share
type
were payable to holders of record at the close of business day on March 31, 2024 and were paid on April 29, 2024. The distributions
were
paid in cash or reinvested
in
the shares of the Company for shareholders participating in the Company’s distribution reinvestment plan.
The following table reflects the aggregate distributions per share type declared for the three months ended March 31, 2024 as follows:

	Series I		Series II		Total
	A-II Shares	F-I Shares	A-II Shares	F-I Shares	A-II Shares	F-I Shares
Aggregate distributions by share type	$417	$16	$1,449	$8	$1,866	$24

6.	Commitments and Contingencies
Litigation
The Company was not subject to any litigation nor was the Company aware of any material litigation threatened against it.

1

Infrastructure Assets
As of March 31, 2024, the Company had unfunded commitments of $44,215 related to Infrastructure Assets. Series I, Series II, and Total share of unfunded commitments as of March 31, 2024 were $10,124, $34,091, and $44,215, respectively.
As of December 31, 2023, the Company
had
unfunded commitments of $2,833 related to Infrastructure Assets. Series I, Series II, and Total share of unfunded commitments
as of December 31, 2023
were
$508, $2,325, and $2,833
, respectively
.
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
For the three months ended March 31, 2024, the provision for (benefit from) income taxes totaled $320, $715, and $1,035 for Series I, II and Total, respectively. For the three months ended March 31, 2024, the effective income tax rate was approximately 21%, 13%, and 15% for Series I, II and Total, respectively.
The principal difference between the effective tax rate as provided in the financial statements and the statutory U.S. federal income tax rate of 21% is due to the foreign tax rate differential.

In
evaluating the realizability of deferred tax assets, the Company assesses whether it is more likely than not that some portion, or all, of the deferred tax assets, will be realized. The Company considers, among other things, the generation of future taxable income (including reversals of deferred tax assets) during the periods in which the related temporary differences will become deductible. As of March 31, 2024 and December 31, 2023, the Company
had
no
gross deferred tax assets and therefore,
no
valuation allowance is necessary.

8.	Financial Highlights
The following are the financial highlights for the three months ended March 31, 2024:

	Series I A-II Shares	Series I F-I Shares	Series II A-II Shares	Series II F-I Shares	Total A-II Shares	Total F-I Shares

Per Share Data:
Net asset value at beginning of period	$25.25	$—	$25.28	$—	$25.27	$—
Proceeds from issuance of shares	—	25.34	—	25.37	—	25.35
Distributions declared (1)	(0.13)	(0.13)	(0.13)	(0.13)	(0.13)	(0.13)
Net investment income (2)	0.20	0.14	0.23	0.18	0.22	0.16
Net realized and unrealized gain/(loss) (3)	0.22	0.15	0.22	0.13	0.22	0.14

Net increase (decrease) in net assets resulting from operations	$0.42	$0.29	$0.45	$0.31	$0.44	$0.30

Net asset value at end of period	$25.54	$25.50	$25.60	$25.55	$25.58	$25.52

Shares outstanding at end of period	3,206,849	124,118	11,142,749	61,294	14,349,598	185,412
Weighted average shares outstanding	2,673,944	81,925	10,243,423	42,283	12,917,368	124,208

Ratio/Supplemental Data:
Net assets at end of period	$81,901	$3,165	$285,203	$1,566	$367,104	$4,731
Annualized ratio to average net assets (4)
Total expenses before expense support and after performance fees (5),(6)	3.00%	3.36%	2.99%	3.42%	2.99%	3.38%
Total expenses after expense support and after performance fees (5),(6)	1.22%	1.53%	1.22%	1.55%	1.22%	1.54%
Total expenses after expense support and before performance fees (5),(6)	1.10%	1.32%	1.11%	1.34%	1.11%	1.33%
Net investment income (5),(6)	4.83%	4.38%	4.80%	4.29%	4.80%	4.35%
Total return (7)	1.67%	1.50%	1.78%	1.62%	1.76%	1.54%

(1)	The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transaction (refer to Note 6)

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)
The amount shown at this caption is the balancing amount derived from the other figures in the table. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in investments for the period because of the timing of sales of the Company’s shares in relation to fluctuating market value for the portfolio.

(4)	Actual results may not be indicative of future results. Additionally, an individual shareholder’s ratio may vary from the ratios presented for a share class as a whole.

(5)	The ratios were derived using the weighted average net assets during the applicable period.

(6)	For the applicable period, interest income and operating expenses are annualized except for organizational expenses and performance fees.

(7)
The Total return is calculated for each share class as the change in the net asset value for such share class during the period plus any distributions per share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Amounts are not annualized and are not representative of total return as calculated for purposes of the Performance Fees as described in “Note 4. Related Party Considerations.” The Company, Series I and Series II’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by Shareholders in the purchase of the Company, Series I and Series II’s shares.

9.	Subsequent Events
Management has evaluated subsequent events and determined to disclose the following subsequent events and transactions.

2
1

April Financial Update
As of April 1, 2024, the Company issued and sold the following unregistered shares of the Company to third party investors for cash:

Type	Number of Shares Sold	Aggregate Consideration

Series I
A-II Shares	609,294	$15,561
F-I Shares	50,986	1,300
Series II
A-II Shares	1,001,274	$25,628
F-I Shares	9,783	250
Distribution Reinvestment Plan
On April 1, 2024, pursuant to the Company’s distribution reinvestment plan, the Company issued approximately 113 Series I F-I Shares for an aggregate purchase price of approximately $3, approximately 10,301 Series II A-II Shares for an aggregate purchase price of approximately $264, and approximately 99 Series II F-I Shares for an aggregate purchase price of approximately $3.
Share Repurchases
On May
9
, 2024, the Company repurchased approximately 4,000 Series II A-II Shares of the Company for an aggregate purchase price of $102.
Restricted Share Plan for Independent Directors
On May 14, 2024, the Board approved the Company’s Restricted Share Plan for Independent Directors (the “Restricted Share Plan”). Pursuant to the Restricted Share Plan, on an annual basis, the Company expects to pay each independent director an annual grant of restricted stock based on the then-current per Share transaction price of its E Shares at the time of grant, with the remainder expected to be paid in cash. Restricted stock grants will generally vest one year from the date of grant.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. All dollar amounts in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” are in thousands, unless otherwise noted.

Overview

The Company was formed on April 3, 2023 as a Delaware limited liability company and we conduct our operations in a manner such that we are not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We are a holding company whose mission is to be a leading owner and operator of and capital provider to Infrastructure Assets across global private markets. In doing so, our objective is to generate excess returns per unit of risk for our Shareholders consisting of both current income and long-term capital appreciation. We plan to establish operations and provide capital to Infrastructure Assets across power and renewables, transportation, communications, and social infrastructure sectors (collectively, the “Target Sectors”). We seek to have a global footprint, focusing primarily on opportunities in North America, countries in Western Europe and member states of the Organization for Economic Co-operation and Development (“OECD”).

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

The Company commenced principal operations on November 1, 2023.

On April 10, 2023, the Company established two registered series of limited liability company interests, Apollo Infrastructure Company LLC–Series I (“Series I”) and Apollo Infrastructure Company LLC–Series II (“Series II” and, together with Series I, the “Series”), pursuant to the Delaware Limited Liability Company Act (as amended from time to time, the “LLC Act”), and although the U.S. Internal Revenue Service (“IRS”) has only issued proposed regulations relating to series entities, each Series is intended to be treated as a separate entity, and have a different tax classification, for U.S. federal income tax purposes. Under Delaware law, to the extent the records maintained for a Series account for the assets associated with such Series separately from the other assets of the Company or any other Series, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to such Series are segregated and enforceable only against the assets of such Series and not against the assets of the Company generally or any other Series. Series I and Series II are expected to invest, directly or indirectly, in the same portfolio of Infrastructure Assets on a pro rata basis. Series I has elected to be treated as a corporation for U.S. federal income tax purposes and Series II is intended to be treated as a partnership for U.S. federal income tax purposes. The state tax treatment of a series limited liability company depends on the laws of each state, and it is possible that a particular state may treat Series I and Series II as a single entity for state tax purposes or may treat Series I or Series II as separate entities but classified differently than the IRS does for U.S. federal income tax purposes. The Series conduct the business of the Company jointly and although they have the ability and intention to contract in their own names, they expect to do so jointly and in coordination with one another. Neither Series has directors, officers or employees, but each is overseen by the Board and managed by the Operating Manager.

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

Recent Developments

Infrastructure Assets Activity

For the three months ended March 31, 2024, the Company acquired interests in new Infrastructure Assets as follows:

A subsidiary of the Company has acquired an equity position in a joint venture issued by a developer of residential solar assets.

A subsidiary of the Company has acquired an equity position issued by a fixed base operator platform serving business and general aviation.

The Company has also acquired first lien senior secured notes in the midstream oil and gas, transportation and renewables industries.

April Financial Update

As of April 1, 2024, the Company issued and sold the following unregistered shares of the Company to third party investors for cash ($ in thousands):

Type	Number of Shares Sold	Aggregate Consideration
Series I
A-II Shares	609,294	$15,561
F-I Shares	50,986	1,300
Series II
A-II Shares	1,001,274	$25,628
F-I Shares	9,783	250

Results of Operations

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

A discussion of the results of operations for the three months ended March 31, 2024 is as follows:

Revenues

We generate revenues primarily from our long-term control and management of control-oriented Infrastructure Assets, Infrastructure Asset financings and to a lesser extent strategic investments in Infrastructure Assets, which may consist of dividend income, interest income, net realized gains or losses and net change in unrealized appreciation or depreciation of Infrastructure Assets.

Series I recorded $1,807 of revenues for the three months ended March 31, 2024 consisting of $1,137 of interest income and $670 of net change in unrealized appreciation. Series II recorded $6,449 of revenues for the three months ended March 31, 2024 consisting of $4,110 of interest income and $2,339 of net change in unrealized appreciation. Such revenues were generated from our Liquidity Portfolio and our Infrastructure Assets.

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

For the three months ended March 31, 2024, the Operating Manager earned gross Management Fees of $91, $331, and $422 from Series I, Series II and Total, respectively, with a Special Fees offset of $37, $121 and $158, from Series I, Series II and Total, respectively, resulting in net management fees of $54, $210 and $264 from Series I, Series II and Total, respectively.

Selling Commissions and Ongoing Distribution and Servicing Fees

Apollo Global Securities, LLC (the “Dealer Manager” or “AGS”) is entitled to receive selling commissions of up to 3.0%, and dealer manager fees of up to 0.5%, of the transaction price of each S Share and F-S Share. Any participating broker-dealers are compensated from such amounts by reallowance from the Dealer Manager; provided that the sum of such reallowed amounts and the selling commissions do not exceed 3.5% of the transaction price. The Dealer Manager will receive a combined annual distribution fee and shareholder servicing fee of 0.85% per annum of the aggregate NAV of the Company’s outstanding S Shares and F-S Shares. There will not be a combined annual distribution fee and shareholder servicing fee, upfront selling commission or dealer manager fee with respect to the A-I Shares, A-II Shares, I Shares or F-I Shares. The Dealer Manager anticipates that all or a portion of selling commissions and dealer manager fees will be reallowed to participating broker-dealers.

Apollo Shares will not incur any upfront selling costs or ongoing servicing costs.

For the three months ended March 31, 2024, neither Series paid the Dealer Manager for any annual distribution fees, shareholder servicing fees, upfront selling commission or dealer manager fees.

Special Fees

Any net consulting (including management consulting) or monitoring fees (including any early termination fee or acceleration of any such management consulting fee on a one-time basis that is approved by the Board), break-up fees (including, if applicable, the portion thereof described in “Part I, Item 1A. Risk Factors—Risks Related to our Company and an Investment in our Shares—Our business may be affected by offering Co-Investments or opportunities to provide debt financing to any person” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023), directors’ fees, closing fees and merger and acquisition transaction advisory services fees related to the negotiation of the acquisition of an Infrastructure Asset (other than debt investments or investments with respect to which Apollo does not exercise direct control with respect to the decision to engage the services giving rise to the relevant fees, costs and expenses) and similar fees, whether in cash or in kind, including options, warrants and other non-cash consideration paid to the Operating Manager or any of its affiliates or any employees of the foregoing in connection with actual or contemplated acquisitions or investments (and allocable to the Company) (collectively, the “Special Fees”) that are allocable to those Shareholders who bear Management Fees, will be applied to reduce the Management Fees paid by such Management Fee-bearing Shareholders. As such, the portion of such Special Fees attributable to Apollo’s investment or to the investments of Shareholders that do not pay Management Fees will be retained by Apollo. In practice, the only fees that are generally expected to be paid and treated as Special Fees are mergers and acquisition transaction fees payable in connection with an acquisition and management consulting fees payable thereafter.

For the three months ended March 31, 2024, $1,226 of Special Fees allocable to the Company were received by an affiliate of the Operating Manager, of which $37, $121, and $158 were used to offset Management Fees for Series I, Series II and Total, respectively. As of March 31, 2024, Series I, Series II and Total share of remaining Special Fees allocable for future management fee offset was $244, $824, and $1,068 for Series I, Series II and Total, respectively.

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

For the three months ended March 31, 2024, the Operating Manager earned Performance Fees of $83, $287, and $370 from Series I, Series II and Total, respectively.

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

Series I, Series II, and Total did not incur organizational expenses for the three months ended March 31, 2024.

Series I, Series II and Total amortized offering expenses of $25, $95, and $120, respectively, for the three months ended March 31, 2024. The remaining amounts are deferred and reflected in the Consolidated Statements of Assets and Liabilities in the financial statements of the Company.

Organizational and Offering Expenses are paid by the Operating Manager, subject to potential recoupment as described in “Part I, Item 1. Financial Statements—Notes to Financial Statements (Unaudited) —Note 4. Related Party Considerations.”

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

Series I, Series II, and Total incurred Operating Expenses of $426, $1,579, and $2,005, respectively, for the three months ended March 31, 2024. These expenses relate to general and administration expenses and director fees.

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

Following any calendar month in which the Specified Expenses are below 0.60% of the Company’s net assets on an annualized basis, the Company shall reimburse the Operating Manager, fully or partially, for the Expense Supports, but only if and to the extent that Specified Expenses plus any Reimbursement Payments (defined below) do not exceed 0.60% of the Company’s net assets at the end of each calendar month on an annualized basis, until such time as all Expense Supports made by the Operating Manager to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company in the prior sentence shall be referred to herein as a “Reimbursement Payment.”

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

For the three months ended March 31, 2024, the Operating Manager elected to provide an Expense Support of $312, $1,155, and $1,467 for expenses incurred by Series I, Series II, and Total, respectively.

Income Taxes

For the three months ended March 31, 2024, Series I, Series II and Total had an income tax provision of $320, $715, and $1,035, respectively, comprising of U.S. federal and state taxes, which are based upon income, dividends, and gains earned.

Net Asset Value

We calculate NAV per Share in accordance with valuation policies and procedures that have been approved by our Board. Our NAV per Share of each type of Share is the price at which we sell and repurchase our Shares. The following tables include the net asset value of outstanding Shares as of March 31, 2024. The following table provides a breakdown of the major components of our Net Asset Value as of March 31, 2024 ($ in thousands, except shares):

Components of Net Asset Value	March 31, 2024
Investments at fair value (1)	$275,491
Cash and cash equivalents	97,585
Other assets	8,122
Distribution payable	(1,890)
Other liabilities	(7,101)
Accrued Performance Fee	(370)
Management Fee payable	—

Net Asset Value	$371,837

Number of outstanding shares	14,535,090

(1)	With respect to March 31, 2024, at a cost of $271,775.

The following table provides a breakdown of our total Net Asset Value and our NAV per Share by type as of March 31, 2024 ($ in thousands, except shares and per share data):

Net Asset Value per share	Series I A-II Shares	Series I F-I Shares	Series I V Shares	Series II A-II Shares	Series II F-I Shares	Series II V Shares	Total
Monthly Net Asset Value	$81,901	$3,165	$1	$285,203	$1,566	$1	$371,837
Number of outstanding shares	3,206,849	124,118	40	11,142,749	61,294	40	14,535,090
NAV per Share as of March 31, 2024	$25.54	$25.50	$25.00	$25.60	$25.55	$25.00

Valuation Methodologies and Significant Inputs

The following table provides quantitative measures used to determine the fair values of the Level III investments as of March 31, 2024 ($ in thousands):

Asset Type	Level III Fair Value	Valuation Technique	Unobservable Input	Input
Series I
Investments in Partnership Investment Vehicle	$19,108	Discounted Cash Flow	Discount Rate	15.10%
			Terminal Multiple	8.5x
		Transaction Price	N/A	N/A
Investments in Loans	18,502	Discounted Cash Flow	Discount Rate	7.77 17.50	%- %

Total	$37,610

Series II
Investments in Partnership Investment Vehicle	$68,896	Discounted Cash Flow	Discount Rate	15.10%
			Terminal Multiple	8.5x
		Transaction Price	N/A	N/A
Investments in Loans	83,884	Discounted Cash Flow	Discount Rate	7.77 17.50	%- %

Total	$152,780

Total
Investments in Partnership Investment Vehicle	$88,004	Discounted Cash Flow	Discount Rate	15.10%
			Terminal Multiple	8.5x
		Transaction Price	N/A	N/A
Investments in Loans	102,386	Discounted Cash Flow	Discount Rate	7.77 17.50	%- %

Total	$190,390

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

Liquidity and Capital Resources

As of March 31, 2024, the Company had $97,585 in cash and cash equivalents, primarily the result from sales of our Shares.

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

Share Repurchases

For the three months ended March 31, 2024, the Company had not conducted any Share Repurchases of the Company’s equity securities. We expect that each Series will conduct quarterly Share repurchases (each, a “Share Repurchase”) for up to 5.0% of the aggregate NAV of our outstanding Investor Shares and E Shares of each Series (measured across both Series) at a price based on the NAV per Share as of the last business day of the quarter prior to the commencement of a Share Repurchase (the “Repurchase Plan”). The Company made Share Repurchases beginning in the second quarter of 2024. Due to tax considerations and other factors, the NAV between each Series will differ, and because of differential fees and other factors, NAV between Share type will differ, but all NAV calculations are expected to be based on the joint underlying economic interests of both Series in the Infrastructure Assets.

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

Cash Flows

The following table summarizes the changes to our cash flows for the three months ended March 31, 2024 ($ in thousands):

Cash flows from:	March 31, 2024
Operating activities	$(131,196)
Financing activities	107,510
Net (decrease) in cash and cash equivalents	$(23,686)

Cash used in operating activities

Our cash flow used in operating activities was $(131,196) for the three months ended March 31, 2024, which mostly relates to the acquisition of Infrastructure Assets. Our net increase in net assets resulting from operations was $5,929 for the three months ended March 31, 2024, which reflects income interest, realized gains and an increase in the value of our Infrastructure Assets and Liquidity Portfolio, partially offset by expenses and income taxes incurred.

Cash provided by financing activities

Our cash flow provided by financing activities was $107,510 for the three months ended March 31, 2024, which reflects the gross proceeds from the sale of Shares pursuant to our Private Offering.

Critical Accounting Estimates

Below is a discussion of the accounting policies that management considers critical. We consider these policies critical because they involve significant judgments and assumptions and require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. Our accounting policies have been established to conform with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the consolidated financial statements in accordance with GAAP requires management to use judgments in the application of such policies. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

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

Recent Accounting Pronouncements

See “Note 2. Summary of Significant Accounting Policies” to our financial statements in this Quarterly Report on Form 10-Q for a discussion concerning recent accounting pronouncements.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

See “Note 6. Commitments and Contingencies” to our financial statements in this Quarterly Report on Form 10-Q for our contractual obligations and commitments with payments due subsequent to March 31, 2024.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Changes in Fair Value

All of our Infrastructure Assets as of March 31, 2024 are reported at fair value. Net changes in the fair value of Infrastructure Assets impact the net increase or decrease in net assets resulting from operations in our Consolidated Statements of Operations. Based on Infrastructure Assets held as of March 31, 2024, we estimate that an immediate 10% increase or decrease in the fair value of Infrastructure Assets generally would result in a commensurate change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the Infrastructure Asset was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Based on the fair value of Infrastructure Assets as of March 31, 2024, we estimate that an immediate, hypothetical 10% increase or decline in the fair value of Infrastructure Assets would result in an increase or decline, respectively, in net assets resulting from operations of $27,549, if not offset by other factors.

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

Additionally, with respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt acquisitions to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our debt acquisitions to increase. As of March 31, 2024, we had no indebtedness.

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

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Hedging Activities” in our Annual Report on Form 10-K for a discussion of the Company’s hedging transactions.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company and the Series maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Certifications

The Certifications of the Principal Executive Officer and Principal Financial Officer of the Company required by Section 302 and Section 906 of the Sarbanes-Oxley Act, which are filed or furnished as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Quarterly Report on Form 10-Q, are applicable to each Series individually and to the Company as a whole.

Part II. Other Information

Item 1.	Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2024, we were not involved in any material legal proceedings.

Item 1A.	Risk Factors

For information regarding the risk factors that could affect the Company’s business, operating results, financial condition and liquidity, see the information under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes to the risk factors previously disclosed in such filing.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Form of Restricted Share Plan for Independent Directors

10.2	Form of Independent Director Award Agreement

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

APOLLO INFRASTRUCTURE COMPANY LLC

/s/ Yvette Novo
Date: May 15, 2024	Chief Financial Officer

(Principal Financial Officer)