Form 10-Q
period 2024-06-30
Apollo Infrastructure Co LLC
filed 2024-08-14
CIK 1971381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, the registrant had, with respect to Series I limited liability company interests, 40 V Shares, 5,505,817 A-II Shares, 330,564 F-I Shares and 2,933 E Shares and with respect to Series II limited liability company interests, 40 V Shares, 16,499,531 A-II Shares, 138,363 F-I Shares and 6,604 E Shares outstanding.

Table of Contents

		Page

Special Note Regarding Forward-Looking Statements		1

Part I.	Financial Information	2

Item 1.	Financial Statements	2

Consolidated Statements of Assets and Liabilities as of June 30, 2024 (Unaudited) and as of December 31, 2023		2

Consolidated Statements of Operations for the three and six months ended June 30, 2024 and for the period from April 3, 2023 (date of formation) to June 30, 2023 (Unaudited)		3

Consolidated Statements of Changes in Net Assets for the three and six months ended June 30, 2024 and for the period from April 3, 2023 (date of formation) to June 30, 2023 (Unaudited)		4

Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and for the period from April 3, 2023 (date of formation) to June 30, 2023 (Unaudited)		5

Condensed Consolidated Schedules of Investments as of June 30, 2024 (Unaudited)		6

Consolidated Schedules of Investments as of December 31, 2023		8

Notes to Consolidated Financial Statements (Unaudited)		9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4.	Controls and Procedures	37

Part II.	Other Information	38

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Mine Safety Disclosures	38

Item 5.	Other Information	38

Item 6.	Exhibits	39

Signatures		40

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend,” and similar words or variations thereof may indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including factors outside of our control. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth elsewhere in this Quarterly Report on Form 10-Q, “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including our latest registration statement on Form 10 under the Securities Exchange Act of 1934, as amended (the “Registration Statement”). Other factors that could cause actual results to differ materially include, but are not limited to:

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

Part I. Financial Information

Item 1. Financial Statements

Apollo Infrastructure Company LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	as of June 30, 2024 (unaudited)			as of December 31, 2023
	Series I	Series II	Total	Series I	Series II	Total
Assets
Investments at fair value (cost at June 30, 2024 of $90,629; $325,269; $415,898; and at December 31, 2023 of $24,187; $112,121; $136,308; respectively)	$92,702	$331,902	$424,604	$24,314	$112,701	$137,015
Cash and cash equivalents	40,418	56,418	96,836	21,575	99,696	121,271
Prepaid expenses and other assets	327	1,703	2,030	190	877	1,067
Deferred offering expenses	408	1,925	2,333	432	2,016	2,448
Subscription receivable	—	—	—	500	—	500
Due from Operating Manager	1,230	4,893	6,123	598	2,783	3,381
Total assets	$135,085	$396,841	$531,926	$47,609	$218,073	$265,682

Liabilities
Management fee payable	$—	$—	$—	$32	$145	$177
Accrued performance fee payable	269	819	1,088	27	125	152
Distribution payable	824	2,405	3,229	—	—	—
Organizational expenses payable	—	—	—	12	67	79
Offering expenses payable	34	163	197	34	163	197
Other accrued expenses and liabilities	1,089	3,644	4,733	232	1,041	1,273
Due to Operating Manager	1,096	4,269	5,365	530	2,486	3,016
Total liabilities	$3,312	$11,300	$14,612	$867	$4,027	$4,894
Commitments and contingencies (Note 6)
Total net assets	$131,773	$385,541	$517,314	$46,742	$214,046	$260,788

Net assets are comprised of:
A-II Shares, at June 30,2024; Series I: 4,829,231; Series II: 14,713,563; and Total: 19,542,794, and at December 31, 2023; Series I: 1,851,311; Series II: 8,468,437; and Total: 10,319,748, shares authorized, issued and outstanding; respectively	$125,154	$382,380	$507,534	$46,741	$214,045	$260,786
F-I Shares, at June 30,2024; Series I: 253,158; Series II: 115,345; and Total: 368,503, shares authorized, issued and outstanding; respectively	6,542	2,989	9,531	—	—	—
E Shares, at June 30,2024; Series I: 2,915; Series II: 6,587; and Total shares: 9,502 authorized, issues and outstanding; respectively	76	171	247	—	—	—
V Shares, at June 30, 2024 Series I: 40; Series II: 40; and Total: 80, and at December 31, 2023; Series I: 40; Series II: 40; and Total: 80, shares authorized issued and outstanding; respectively	1	1	2	1	1	2
Total net assets	$131,773	$385,541	$517,314	$46,742	$214,046	$260,788

Net asset value per share
A-II Shares:
Net assets	$125,154	$382,380	$507,534	$46,741	$214,045	$260,786
Shares outstanding	4,829,231	14,713,563	19,542,794	1,851,311	8,468,437	10,319,748
Net asset value per share	$25.92	$25.99	$25.97	$25.25	$25.28	$25.27
F-I Shares:
Net assets	$6,542	$2,989	$9,531	$—	$—	$—
Shares outstanding	253,158	115,345	368,503	—	—	—
Net asset value per share	$25.84	$25.92	$25.87	$—	$—	$—
E Shares:
Net assets	$76	$171	$247	$—	$—	$—
Shares outstanding	2,915	6,587	9,502	—	—	—
Net asset value per share	$25.94	$26.01	$25.99	$—	$—	$—
V Shares:
Net assets	$1	$1	$2	$1	$1	$2
Shares outstanding	40	40	80	40	40	80
Net asset value per share	$25.00	$25.00	$25.00	$25.00	$25.00	$25.00

See notes to consolidated financial statements.

Apollo Infrastructure Company LLC

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended June 30, 2024			For the Six Months Ended June 30, 2024			For the period from April 3, 2023 (date of formation) to June 30,2023
	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Investment income
Interest income	$2,550	$7,570	$10,120	$3,687	$11,680	$15,367	$—	$—	$—
Total investment income	$2,550	$7,570	$10,120	$3,687	$11,680	$15,367	$—	$—	$—

Expenses
Organizational expenses	$—	$—	$—	$—	$—	$—	$544	$544	$1,088
General and administration expenses	498	1,486	1,984	908	3,003	3,911	—	—	—
Director fees	22	68	90	38	130	168	—	—	—
Deferred offering expenses amortization	33	97	130	58	192	250	—	—	—
Management fees, net	—	—	—	54	210	264	—	—	—
Performance fees	186	532	718	269	819	1,088	—	—	—
Total expenses	$739	$2,183	$2,922	$1,327	$4,354	$5,681	$544	$544	$1,088
Less: Expense support from Operating Manager	(320)	(955)	(1,275)	(632)	(2,110)	(2,742)	(544)	(544)	(1,088)
Net expenses	$419	$1,228	$1,647	$695	$2,244	$2,939	$—	$—	$—
Net investment income before taxes	$2,131	$6,342	$8,473	$2,992	$9,436	$12,428	$—	$—	$—
Provision for (benefit from) income taxes	830	2,234	3,064	1,150	2,949	4,099	—	—	—
Net investment income	$1,301	$4,108	$5,409	$1,842	$6,487	$8,329	$—	$—	$—

Realized and unrealized gain/(loss)
Net realized gain/(loss) from investments	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net change in unrealized appreciation/(depreciation) from investments	1,276	3,714	4,990	1,946	6,053	7,999	—	—	—
Net realized and unrealized gain/(loss)	$1,276	$3,714	$4,990	$1,946	$6,053	$7,999	$—	$—	$—

Net increase (decrease) in net assets resulting from operations	$2,577	$7,822	$10,399	$3,788	$12,540	$16,328	$—	$—	$—

See notes to consolidated financial statements.

Apollo Infrastructure Company LLC

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended June 30, 2024			For the Six Months Ended June 30, 2024			For the period from April 3, 2023 (date of formation) to June 30,2023
	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Operations
Net investment income	$1,301	$4,108	$5,409	$1,842	$6,487	$8,329	$—	$—	$—
Net change in unrealized appreciation/(depreciation) from investments	1,276	3,714	4,990	1,946	6,053	7,999	—	—	—
Net increase (decrease) in net assets resulting from operations	$2,577	$7,822	$10,399	$3,788	$12,540	$16,328	$—	$—	$—

Distributions
A-II Shares:	$(783)	$(2,385)	$(3,168)	$(1,200)	$(3,834)	$(5,034)	$—	$—	$—
F-I Shares:	(41)	(19)	(60)	(57)	(27)	(84)	—	—	—
E Shares:	—	(1)	(1)	—	(1)	(1)	—	—	—
Net increase (decrease) in net assets resulting from distributions	$(824)	$(2,405)	$(3,229)	$(1,257)	$(3,862)	$(5,119)	$—	$—	$—

Capital Share Transaction
A-II Shares:
Consideration from issuance of shares	$41,576	$91,634	$133,210	$75,977	$159,542	$235,519	$—	$—	$—
Reinvestment of distribution	—	264	264	—	264	264	—	—	—
Repurchase of shares	—	(102)	(102)	—	(102)	(102)	—	—	—
F-I Shares:								.
Consideration from issuance of shares	$3,299	$1,385	$4,684	$6,445	$2,940	$9,385	$—	$—	$—
Reinvestment of distribution	3	3	6	3	3	6	—	—	—
Repurchase of shares	—	—	—	—	—	—	—	—	—
E Shares:
Consideration from issuance of shares	$75	$170	$245	$75	$170	$245	$—	$—	$—
Reinvestment of distribution	—	—	—	—	—	—	—	—	—
Repurchase of shares	—	—	—	—	—	—	—	—	—
V Shares:
Proceeds from issuance of shares	$—	$—	$—	$—	$—	$—	$1	$1	$2
Net increase (decrease) in capital share transaction	$44,953	$93,354	$138,307	$82,500	$162,817	$245,317	$1	$1	$2

Net Assets
Total increase (decrease) in net assets during the period	$46,706	$98,771	$145,477	$85,031	$171,495	$256,526	$1	$1	$2
Net assets at beginning of period	85,067	286,770	371,837	46,742	214,046	260,788	—	—	—
Net assets at end of period	$131,773	$385,541	$517,314	$131,773	$385,541	$517,314	$1	$1	$2

See notes to consolidated financial statements.

Apollo Infrastructure Company LLC

Consolidated Statements of Cash Flows (Unaudited)

(in thousands, except share and per share data)

	For the Six Months Ended June 30, 2024			For the period from April 3, 2023 (date of formation) to June 30,2023
	Series I	Series II	Total	Series I	Series II	Total
Operating activities
Net increase/(decrease) in net assets resulting from operations	$3,788	$12,540	$16,328	$—	$—	$—
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash used in operating activities:
Amortization of restricted stock shares	3	9	12
Net change in unrealized (appreciation)/depreciation from investments	(1,946)	(6,053)	(7,999)	—	—	—
Payment-in-kind interest capitalized	(1,441)	(4,513)	(5,954)	—	—	—
Payment-in-kind warrants received	(388)	(1,136)	(1,524)	—	—	—
Acquisition of Infrastructure Assets	(64,613)	(207,499)	(272,112)	—	—	—
Deferred offering expenses amortization	58	192	250	—	—	—
Changes in operating assets and liabilities:
(Increase) in prepaid expenses and other assets	(140)	(835)	(975)	—	—	—
(Increase) in deferred offering expenses	(34)	(101)	(135)	—	—	—
(Increase) in due from Operating Manager	(632)	(2,110)	(2,742)	—	—	—
(Decrease) in management fee payable	(32)	(145)	(177)	—	—	—
Increase in accrued performance fees	242	694	936	—	—	—
(Decrease) in organization expenses payable	(12)	(67)	(79)	—	—	—
Increase in other accrued expenses and liabilities	857	2,603	3,460	—	—	—
Increase in due to Operating Manager	566	1,783	2,349	—	—	—
Net cash used in operating activities	$(63,724)	$(204,638)	$(268,362)	$—	$—	$—

Financing activities
Proceeds from issuance of shares	82,997	162,652	245,649	1	1	2
Payment on repurchase of shares	—	(102)	(102)	—	—	—
Distributions	(430)	(1,190)	(1,620)	—	—	—
Net cash provided by financing activities	$82,567	$161,360	$243,927	$1	$1	$2

Cash and cash equivalents
Net increase/(decrease) in cash and cash equivalents	18,843	(43,278)	(24,435)	1	1	2
Cash and cash equivalents at beginning of period	21,575	99,696	121,271	—	—	—
Cash and cash equivalents at end of period	$40,418	$56,418	$96,836	$1	$1	$2

Supplemental disclosure of cash flow information:
Income taxes paid	$661	$1,361	$2,022	$—	$—	$—
Payment-in-kind income	$1,829	$5,649	$7,478	$—	$—	$—
Noncash financing activities not included - distribution payable	$824	$2,405	$3,229	$—	$—	$—
Noncash financing activities not included - reinvestment of distribution	$3	$267	$270	$—	$—	$—

See notes to consolidated financial statements.

Apollo Infrastructure Company LLC

Condensed Consolidated Schedules of Investments (Unaudited)

June 30, 2024

(in thousands, except share and per share data)

Description	Country	Industry	Principal Amount or Number of Shares	Fair Value	Fair Value as a Percentage of Net Assets(1)
Series I
Investments in Partnership Investment Vehicle:(2)
Novus Holdings Parent, L.P.	United States	Transportation		$20,452	15.5%
AIC 3-Z Subsidiary, LLC(3)	Various	Various		13,596	10.3%
AP Nebula Solar Aggregator, L.P.(4)	United States	Power & Utilities		12,524	9.5%
Other Infrastructure Assets	United States	Transportation		4,311	3.3%
Total Investments in Partnership Investment Vehicle (Cost of $49,085)				$50,883	38.6%

Investments in Loans:
Yondr Capital LP- 15.75%-17.75% 06/27/29	Various	Communications	$14,574,286	$14,732	11.2%
Longroad High Street Holdings, LLC- SOFR +3.75% 11/30/30	United States	Power & Utilities	$4,547,748	4,553	3.5%
Tillman Infrastructure LLC Tranche A 16% 03/31/29	United States	Communications	$7,072,174	6,531	5.0%
Tillman Infrastructure LLC Tranche B 9.75% 03/31/29	United States	Communications	$2,168,559	2,079	1.6%
Venture Global Plaquemines LNG, LLC- SOFR+1.975 05/25/29	United States	Power & Utilities	$7,313,782	7,167	5.4%
Other Infrastructure Assets	United States	Communications	$6,369,041	6,369	4.8%
Total Investments in Loans (Cost of $41,157)				$41,431	31.5%

Investments in Warrants:
Yondr Capital LP	Various	Communications		$388	0.3%
Total Investments in Warrants (Cost of $388)				$388	0.3%

Total Investments - Series I (Cost of $90,630)				$92,702	70.4%

Series II
Investments in Partnership Investment Vehicle:(2)
Novus Holdings Parent, L.P.	United States	Transportation		$66,731	17.3%
AIC 3-Z Subsidiary, LLC(3)	Various	Various		52,467	13.6%
AP Nebula Solar Aggregator, L.P.(4)	United States	Power & Utilities		40,372	10.5%
Other Infrastructure Assets	United States	Transportation		19,035	4.9%
Total Investments in Partnership Investment Vehicle (Cost of $172,865)				$178,605	46.3%

Investments in Loans:
Yondr Capital LP- 15.75%-17.75% 06/27/29	Various	Communications	$65,258,507	$65,791	17.1%
Longroad High Street Holdings, LLC- SOFR +3.75% 11/30/30	United States	Power & Utilities	$20,452,252	20,385	5.3%
Tillman Infrastructure LLC Tranche A 16% 03/31/29	United States	Communications	$21,676,575	20,016	5.2%
Tillman Infrastructure LLC Tranche B 9.75% 03/31/29	United States	Communications	$6,646,746	6,374	1.7%
Venture Global Plaquemines LNG, LLC- SOFR+1.975 05/25/29	United States	Power & Utilities	$22,417,117	20,964	5.4%
Other Infrastructure Assets	United States	Communications	$18,630,959	18,631	4.8%
Total Investments in Loans (Cost of $151,267)				$152,161	39.5%

Investments in Warrants:
Yondr Capital LP	Various	Communications		$1,136	0.3%
Total Investments in Warrants (Cost of $1,136)				$1,136	0.3%

Total Investments - Series II (Cost of $325,268)				$331,902	86.1%

Total
Investments in Partnership Investment Vehicle:(2)
Novus Holdings Parent, L.P.	United States	Transportation		$87,183	16.9%
AIC 3-Z Subsidiary, LLC(3)	Various	Various		66,063	12.8%
AP Nebula Solar Aggregator, L.P.(4)	United States	Power & Utilities		52,896	10.2%
Other Infrastructure Assets	United States	Transportation		23,346	4.5%
Total Investments in Partnership Investment Vehicle (Cost of $221,950)				$229,488	44.4%

Investments in Loans:
Yondr Capital LP- 15.75%-17.75% 06/27/29	Various	Communications	$79,832,793	$80,523	15.6%
Longroad High Street Holdings, LLC- SOFR +3.75% 11/30/30	United States	Power & Utilities	$25,000,000	24,938	4.8%
Tillman Infrastructure LLC Tranche A 16% 03/31/29	United States	Communications	$28,748,749	26,547	5.1%
Tillman Infrastructure LLC Tranche B 9.75% 03/31/29	United States	Communications	$8,815,305	8,453	1.6%
Venture Global Plaquemines LNG, LLC- SOFR+1.975 05/25/29	United States	Power & Utilities	$29,730,899	28,131	5.4%
Other Infrastructure Assets	United States	Communications	$25,000,000	25,000	4.8%
Total Investments in Loans (Cost of $192,424)				$193,592	37.4%

Investments in Warrants:
Yondr Capital LP	Various	Communications		$1,524	0.3%
Total Investments in Warrants (Cost of $1,524)				$1,524	0.3%

Total Investments (Cost of $415,898)				$424,604	82.1%

(1)
Fair Value as a percentage of Net Assets shown as a percentage of Net Assets of the respective Series. Numbers may not add due to rounding.
(2)
Partnership investment vehicle includes investments in both limited partnerships and limited liability companies.
(3)
Represents an investment in an affiliated entity of the Company.
(4)
Series I, Series II and Total indirectly own 12,415,855, 40,042,428, and 52,458,283 units, respectively, in Juniper 1 Residential Solar, LLC, in the renewables industry in the United States. The fair value of Series I, Series II, and Total investment in Juniper 1 Residential Solar, LLC was $12,416, $40,042, and $52,458, respectively, and the percentage of Net Asset Value of Series I, Series II, and Total for that investment was 9.42%, 10.39%, and 10.14%, respectively.

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

Apollo Infrastructure Company LLC

Notes to Consolidated Financial Statements (Unaudited)

(in thousands, except for share and per share data)

1.
Organization

Apollo Infrastructure Company LLC (the “Company”) is a limited liability company that was formed in accordance with the laws of Delaware on April 3, 2023. On April 10, 2023, the Company established two registered series of limited liability company interests, Apollo Infrastructure Company LLC - Series I (“Series I”) and Apollo Infrastructure Company LLC - Series II (“Series II”). Series I and Series II are treated as separate entities for U.S. federal income tax purposes with segregated assets and liabilities. Sections 18-215(c) and 18-218(c)(1) of the Delaware Limited Liability Company Act (as amended from time to time, the “LLC Act”) provide that a Series established in accordance with Section 18-215(b) or 18-218 of the LLC Act, respectively, may carry on any lawful business, purpose or activity, other than the business of banking, and has the power and capacity to, in its own name, contract, hold title to assets (including real, personal and intangible property), grant liens and security interests, and sue and be sued. The Company intends for each Series to conduct its business and enter into contracts in its own name to the extent such activities are undertaken with respect to a particular Series and title to the relevant property will be held by or for the benefit of, the relevant Series. Under Delaware law, to the extent the records maintained for a Series account for the assets associated with such Series separately from the other assets of the Company or any other Series, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to such Series are segregated and enforceable only against the assets of such Series and not against the assets of the Company generally or any other Series. Series I is treated as a corporation for U.S. federal income tax purposes, and Series II is treated as a partnership for U.S. federal income tax purposes. The Company conducts its operations so that it is not required to register as an “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is a holding company that seeks to acquire, own and control portfolio companies, special purpose vehicles and other entities through which infrastructure assets or businesses will be held (“Infrastructure Assets”), with the objective of generating attractive risk-adjusted returns consisting of both current income and capital appreciation.

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

Basis of Presentation – Series I and Series II are treated as separate entities for U.S. federal income tax purposes with segregated assets, liabilities, income, and expenses. Allocation to each Series is based on attributable investment activity, net asset value (“NAV”), or other equitable allocation methodologies as determined by the Operating Manager. Management believes it has made all necessary adjustments (consisting only of normal recurring items) so that the consolidated financial statements are presented fairly and that any estimates made are reasonable and prudent.

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

Use of Estimates – The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in these consolidated financial statements. Actual results could materially differ from those estimates.

Cash and Cash Equivalents – As of June 30, 2024 and December 31, 2023, cash and cash equivalents were comprised of cash and fundings into money market funds sponsored by a U.S. financial institution. As of June 30, 2024, Series I, Series II, and Total held $40,418, $56,418, and $96,836, respectively, in money market funds. As of December 31, 2023, Series I, Series II, and Total held $21,575, $99,696, and $121,271, respectively, in money market funds, all of which were held in the Goldman Sachs Financial Square Government Fund.

Organizational and Offering Expenses – Organizational expenses are expensed as incurred. Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business. Series I, Series II, and Total did not incur organizational expenses for the three and six months ended June 30, 2024. For the period from April 3, 2023 (date of formation) to June 30, 2023, Series I, Series II, and Total incurred organization expenses of $544, $544, and $1,088, respectively.

Offering expenses include registration fees and legal fees regarding the preparation of the registration statement on Form 10. Offering expenses are accounted for as deferred costs until operations begin. For the three months and six months ended June 30, 2024, Series I, Series II, and Total incurred deferred offering expenses of $34, $101, and $135, respectively. For the period from April 3, 2023 (date of formation) to June 30, 2023, Series I, Series II, and Total incurred deferred offering expenses of $890, $890, and $1,780, respectively. For the three months ended June 30, 2024, Series I, Series II, and Total amortized offering expenses of $33, $97, and $130, respectively. For the six months ended June 30, 2024, Series I, Series II, and Total amortized offering expenses of $58, $192, and $250, respectively. For the period from April 3, 2023 (date of formation) to June 30, 2023, no offering expenses were amortized for Series I, Series II, and Total.

The Operating Manager may elect to provide expense support for certain organization and offering expenses which is subject to potential recoupment as described in Note 4.

Investment Income – The Company records dividend income and accrues interest income pursuant to the terms of the respective Infrastructure Asset, unless, in the case of dividend income, the Company determines that the Infrastructure Asset does not have positive earnings in which case such dividend income is treated as a return of capital. Payment-in-Kind (PIK) interest is accrued monthly on PIK fixed income securities in accordance with the contractual terms of those Infrastructure Assets. In the case of proceeds received from investments in a partnership investment vehicle and limited partnerships, the Company determines the character of such proceeds and record any interest income, dividend income, realized gains or returns of capital accordingly. For the three and six months ended June 30, 2024, investment income was comprised of interest income and PIK income from Infrastructure Assets and cash and cash equivalents.

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

Level 1 — Quoted prices are available in active markets for identical financial instruments as of the reporting date. The Company does not adjust the quoted price for these financial instruments, even in situations where the Company holds a large position and the sale of such position would likely deviate from the quoted price.

Level 2 — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. These financial instruments exhibit higher levels of liquid market observability as compared to Level 3 financial instruments.

Level 3 — Pricing inputs are unobservable for the financial instrument and includes situations where there is little observable market activity for the financial instrument. The inputs into the determination of fair value may require significant management judgment or estimation. Financial instruments that are included in this category generally include investments where the fair value is based on observable inputs as well as unobservable inputs.

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

When making fair value determinations for Infrastructure Assets that do not have readily available market prices, we will consider industry-accepted valuation methodologies, primarily consisting of an income approach and market approach. The income approach derives fair value based on the present value of cash flows that a business or security is expected to generate in the future. The market approach relies upon valuations for comparable public companies, transactions or assets and includes making judgments about which companies, transactions or assets are comparable. A blend of approaches may be relied upon in arriving at an estimate of fair value, though there may be instances where it is more appropriate to utilize one approach. It is common to use only the income approach for Infrastructure Assets. We also consider a range of additional factors that we deem relevant, including a potential sale of the Infrastructure Assets, macro and local market conditions, industry information and the relevant Infrastructure Asset’s historical and projected financial data.

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

At least annually, the Board, including our independent directors, will review the appropriateness of our valuation guidelines. From time to time, the Board, including our independent directors, may adopt changes to the valuation guidelines on occasions in which it has determined, or in the future determines, that such changes are likely to result in a more accurate reflection of estimated fair value.

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

Both Series I and Series II recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. Both Series I and Series II review and evaluate tax positions in their major jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition. The reserve for uncertain tax positions is recorded in other accrued expenses and liabilities, as applicable, in the accompanying Consolidated Statements of Assets and Liabilities. Based on this review, both Series I and Series II have determined the major tax jurisdictions to be where both Series I and Series II are organized, where both Series I and Series II hold interests in Infrastructure Assets, and where the Operating Manager is located; however, no reserves for uncertain tax positions were recorded for Series I and Series II for the three and six months ended June 30, 2024. Both Series I and Series II are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. Generally, both Series I and Series II’s returns may be subject to examination for a period of three to five years from when they are filed under varying statutes of limitations.

Calculation of NAV – For each applicable Series, the NAV per Share of each type of the Company’s Shares is determined by dividing the total assets (the value of investments, plus cash and other assets) attributable to such type less the value of any liabilities attributable to such type, by the total number of Shares outstanding of such type.

Recent Accounting Pronouncements – In June 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement – Fair Value measurement of Equity Securities Subject to Contractual Sale Restrictions. The guidance clarifies that a restriction which is a characteristic of the holding entity equity security rather than a characteristic of the equity security itself should not be considered in its fair value measurement. As a result, the Company is required to measure the fair value of equity securities subject to contractual restrictions attributable to the holding entity on the basis of the market price of the same equity security without those contractual restrictions. Companies are not permitted to recognize a contractual sale restriction attributable to the holding entity as a separate unit of account. The guidance also requires disclosures for these equity securities. The new guidance is mandatorily effective for the Company by January 1, 2025, with early adoption permitted. The Company early adopted the guidance on April 1, 2024. The Company applied the guidance on a prospective basis, and there was no impact to the condensed consolidated financial statements upon adoption.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 intends to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provide new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods with fiscal years beginning after December 14, 2024. ASU 2023-07 is to be adopted retrospectively to all prior periods presented. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

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

There are no other standards, interpretations or amendments to existing standards that are effective that would be expected to have a material impact on the Company.

3.
Fair Value Measurement and Disclosures

The following tables summarize the valuation of the Company’s investments and cash and cash equivalents in the fair value hierarchy levels as of June 30, 2024 and December 31, 2023:

June 30, 2024
Description	Total	Level I	Level II	Level III	Measured at NAV(1)
Series I
Investments in Partnership Investment Vehicle	$50,883	$—	$—	$24,763	$26,120
Investments in Loans	41,431	—	—	41,431	—
Investments in Warrants	388	—	—	388	—
Total Investments	$92,702	$—	$—	$66,582	$26,120
Cash and cash equivalents	40,418	40,418	—	—	—
Total	$133,120	$40,418	$—	$66,582	$26,120
Series II
Investments in Partnership Investment Vehicle	$178,605	$—	$—	$85,766	$92,839
Investments in Loans	152,161	—	—	152,161	—
Investments in Warrants	1,136	—	—	1,136	—
Total Investments	$331,902	$—	$—	$239,063	$92,839
Cash and cash equivalents	56,418	56,418	—	—	—
Total	$388,320	$56,418	$—	$239,063	$92,839
Total
Investments in Partnership Investment Vehicle	$229,488	$—	$—	$110,529	$118,959
Investments in Loans	193,592	—	—	193,592	—
Investments in Warrants	1,524	—	—	1,524	—
Total Investments	$424,604	$—	$—	$305,645	$118,959
Cash and cash equivalents	96,836	96,836	—	—	—
Total	$521,440	$96,836	$—	$305,645	$118,959

(1)
Included within certain investments measured at NAV were Level III investments valued at Transaction Price. Series I, Series II, and Total Level III amounts of these investments were $12,416, $40,042, and $52,458, respectively.

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

There were no transfers in or out of the Company’s investments that are classified as Level III investments for the three and six months ended June 30, 2024. The following tables show changes in the fair value of our Level III investment during the three and six months ended June 30, 2024:

Description	For the six months ended June 30, 2024
Series I
Balance as of December 31, 2023	$20,442
Purchases, including capitalized Paid-in-Kind Interest	16,799
Net change in unrealized appreciation/(depreciation) from investments	369
Transfers out of Level III	—
Transfers into Level III	—
Balance as of March 31, 2024	$37,610
Purchases, including capitalized PIK	27,581
Net change in unrealized appreciation/(depreciation) from investments	1,391
Transfers out of Level III	—
Transfers into Level III	—
Balance as of June 30, 2024	$66,582

Series II
Balance as of December 31, 2023	$94,975
Purchases, including capitalized Paid-in-Kind Interest	56,563
Net change in unrealized appreciation/(depreciation) from investments	1,242
Transfers out of Level III	—
Transfers into Level III	—
Balance as of March 31, 2024	$152,780
Purchases, including capitalized PIK	82,213
Net change in unrealized appreciation/(depreciation) from investments	4,070
Transfers out of Level III	—
Transfers into Level III	—
Balance as of June 30, 2024	$239,063

Total
Balance as of December 31, 2023	$115,417
Purchases, including capitalized Paid-in-Kind Interest	73,362
Net change in unrealized appreciation/(depreciation) from investments	1,611
Transfers out of Level III	—
Transfers into Level III	—
Balance as of March 31, 2024	$190,390
Purchases, including capitalized PIK	109,794
Net change in unrealized appreciation/(depreciation) from investments	5,461
Transfers out of Level III	—
Transfers into Level III	—
Balance as of June 30, 2024	$305,645

The total change in unrealized appreciation included in the Consolidated Statements of Operations within net change in unrealized appreciation/(depreciation) from investments attributable to Level III investments still held at June 30, 2024 for the three months ended June 30, 2024 for Series I, Series II, and Total were $1,391, $4,070, and $5,461, respectively; and for the six months ended June 30, 2024 for Series I, Series II, and Total were $1,760, $5,312, and $7,072, respectively.

The following tables provides quantitative measure used to determine the fair values of the Level III investments as of June 30, 2024 and December 31, 2023:

June 30, 2024
Asset Type	Level III Fair Value	Valuation Technique	Unobservable Input	Input
Series I
Investments in Partnership Investment Vehicle	$24,763	Discounted Cash Flow	Discount Rate Terminal Multiple	15.00% - 15.10% 8.5x - 14.3x
Investments in Loans	41,431	Discounted Cash Flow	Discount Rate	8.02% - 17.40%
		Transaction Price(1)	N/A	N/A
Investment in Warrants	388	Transaction Price	N/A	N/A
Total	$66,582
Series II
Investments in Partnership Investment Vehicle	$85,766	Discounted Cash Flow	Discount Rate Terminal Multiple	15.00% - 15.10% 8.5x - 14.3x
Investments in Loans	152,161	Discounted Cash Flow	Discount Rate	8.02% - 17.40%
		Transaction Price(1)	N/A	N/A
Investment in Warrants	1,136	Transaction Price	N/A	N/A
Total	$239,063
Total
Investments in Partnership Investment Vehicle	$110,529	Discounted Cash Flow	Discount Rate Terminal Multiple	15.00% - 15.10% 8.5x - 14.3x
Investments in Loans	193,592	Discounted Cash Flow	Discount Rate	8.02% - 17.40%
		Transaction Price(1)	N/A	N/A
Investment in Warrants	1,524	Transaction Price	N/A	N/A
Total	$305,645

(1)
The Investments in Loans valued at Transaction Price include certain loans held by the Company that, pursuant to their contractual terms, produce PIK income. PIK income computed at the contractual rate is accrued into income and reflected as a receivable up to the capitalization date. As of June 30, 2024, none of Series I, Series II, or Total earned or capitalized any PIK income on investments in loans valued using Transaction Price.

December 31, 2023
Asset Type	Level III Fair Value	Valuation Technique	Unobservable Input	Input
Series I
Investments in Partnership Investment Vehicle	$3,469	Discounted Cash Flow	Discount Rate Terminal Multiple	15.10% 8.5x
Investments in Loans	16,973	Transaction Price (1)	N/A	N/A
Total	$20,442
Series II
Investments in Partnership Investment Vehicle	$16,237	Discounted Cash Flow	Discount Rate Terminal Multiple	15.10% 8.5x
Investments in Loans	78,738	Transaction Price (1)	N/A	N/A
Total	$94,975

Total
Investments in Partnership Investment Vehicle	$19,706	Discounted Cash Flow	Discount Rate Terminal Multiple	15.10% 8.5x
Investments in Loans	95,711	Transaction Price (1)	N/A	N/A
Total	$115,417

(1)
The Investments in Loans valued at Transaction Price include certain loans held by the Company that, pursuant to their contractual terms, produce PIK income. PIK income computed at the contractual rate is accrued into income and reflected as a receivable up to the capitalization date. As of December 31, 2023, Series I, Series II, and Total, earned and capitalized PIK income of $184, $845, and $1,029, respectively.

Unconsolidated Significant Subsidiary

The following table presents summarized financial information of the applicable significant subsidiaries in which the Company, Series I, and Series II has an indirect equity interest for the period ended June 30, 2024:

Income Statement
For the six months ended June 30, 2024
Total Revenue	$105,921
Gross profit	46,525
Income (loss) before taxes	(13,334)
Net income (loss)	(13,192)

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

As of December 31, 2023, the Company had acquired debt obligations issued by Yondr Capital LP from an affiliate of the Operating Manager.

On May 14, 2024, the Company acquired an additional indirect interest in Novus Holdings Parent, L.P. from an affiliate of the Operating Manager.

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

For the three and six months ended June 30, 2024, Special Fees allocable to the Company of $189 and $1,415, respectively, were received by an affiliate of the Operating Manager. For the three months ended June 30, 2024, $153, $442, and $595 of Special Fees received were used to offset Management Fees for Series I, Series II, and Total, respectively. For the six months ended June 30, 2024, $190, $562, and $752, of Special Fees received were used to offset Management Fees for Series I, Series II, and Total, respectively. As of June 30, 2024, Series I, Series II, and Total share of remaining Special Fees allocable for future management fee offset is $167, $496, and $663 for Series I, Series II and Total, respectively.

For the three months ended June 30, 2024, the Operating Manager earned gross Management Fees of $153, $442, and $595 from Series I, Series II, and Total, respectively, and after reduction for the Special Fees offset, resulted in no net management fees from Series I, Series II, and Total, respectively. For the six months ended June 30, 2024, the Operating Manager earned gross Management Fees of $244, $772, and $1,016 from Series I, Series II, and Total, respectively, and after reduction for the Special Fee offset, resulted in net management fees of $54, $210, and $264 from Series I, Series II and Total, respectively.

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

For the three months ended June 30, 2024, the Operating Manager earned Performance Fees of $186, $532, and $718 from Series I, Series II and Total, respectively. For the six months ended June 30, 2024, the Operating Manager earned Performance Fees of $269, $819, and $1,088 from Series I, Series II and Total, respectively.

Various affiliates of the Operating Manager are potentially involved in transactions with the Company’s investments in Infrastructure Assets, and whereby affiliates of the Operating Manager may earn fees in, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, “Capital Solution” services”).

For the three and six months ended June 30, 2024, $367 and $1,017, respectively, of fees allocable to the Company were paid by the Company’s Infrastructure Assets to affiliates of the Operating Manager for Capital Solution services, which has been excluded from Special Fees for Series I, Series II, and Total.

The Company incurred certain operating expenses related to services provided by personnel of the Operating Manager and/or its affiliates. For the three months ended June 30, 2024, these expenses were $112, $335, and $447, for Series I, Series II and Total, respectively; and for the six months ended June 30, 2024, these expenses were $239, $794, and $1,033, for Series I, Series II and Total, respectively. These expenses are included in general and administration expenses in the Consolidated Statements of Operations.

An affiliate of Apollo was issued 1,992,619 of A-II Shares within Series II as of December 1, 2023 for an aggregate consideration of $50,000. For the three and six months ended June 30, 2024, there were no additional subscriptions by an Apollo affiliate other than pursuant to the DRIP.

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

For the three months ended June 30, 2024, the Operating Manager agreed to provide Expense Support of $320, $955, and $1,275 for expenses incurred by Series I, Series II, and Total, respectively. For the six months ended June 30, 2024, the Operating Manager agreed to provide Expense Support of $632, $2,110, and $2,742 for expenses incurred by Series I, Series II, and Total, respectively. For the period from April 3, 2023 (dated of formation) to June 30, 2023, the Operating Manager provided Expense Support of $544, $544, and $1,088 for expenses incurred by Series I, Series II, and Total, respectively. As of June 30, 2024 total Due from Operating Manager for total Expense Support outstanding was $1,230, $4,893, and $6,123 for Series I, Series II, and Total, respectively. As of December 31, 2023, total Due from Operating Manager for total Expense Support outstanding was $598, $2,783, and $3,381 for Series I, Series II, and Total, respectively. These amounts are subject to recoupment within a three-year period.

The following table reflects the amounts and the expiration dates for future possible recoupment by the Operating Manager:

For the Three Months Ended	Series I	Series II	Total	Last Expiration Date
December 31, 2023	$598	$2,783	$3,381	December 31, 2026
March 31, 2024	312	1,155	1,467	March 31, 2027
June 30, 2024	320	955	1,275	June 30, 2027
Total	$1,230	$4,893	$6,123

As of June 30, 2024, Series I, Series II, and Total has an outstanding payable to Operating Manager of $1,096, $4,269, and $5,365, respectively, and as of December 31, 2023, Series I, Series II, and Total has an outstanding payable to Operating Manager of $530, $2,486, and $3,016, respectively, for payments made on their behalf.

Dealer Manager Agreement

On December 22, 2023, the Company entered into a dealer manager agreement (“Dealer Manager Agreement”) with Apollo Global Securities, LLC (the “Dealer Manager”), an affiliate of the Operating Manager.

The Dealer Manager is entitled to receive selling commissions of up to 3.0%, and dealer manager fees of up to 0.5%, of the transaction price of each S Share and F-S Share. Any participating broker-dealers are compensated from such amounts by reallowance from the Dealer Manager, provided that the sum of such reallowed amounts and the selling commissions do not exceed 3.5% of the transaction price. The Dealer Manager will receive a combined annual distribution fee and shareholder servicing fee of 0.85% per annum of the aggregate NAV of the Company’s outstanding S Shares and F-S Shares. There will not be a combined annual distribution fee and shareholder servicing fee, upfront selling commission or dealer manager fee with respect to the A-II Shares, I Shares or F-I Shares. The Dealer Manager anticipates that all or a portion of selling commissions and dealer manager fees will be reallowed to participating broker-dealers.

The E Shares and V Shares will not incur any upfront selling costs or ongoing servicing costs.

As of June 30, 2024 and December 31, 2023, neither Series paid the Dealer Manager for any annual distribution fees, shareholder servicing fees, upfront selling commission or dealer manager fees.

Restricted Stock Grants

The Company's board of directors approved the Apollo Infrastructure Company LLC Restricted Share Plan for Independent Directors, pursuant to which, the Company's E Shares may be granted to independent Directors.

The following table summarizes the grants, vesting and forfeitures of restricted common stock during the three months and six months ended June 30, 2024:

	Restricted Stock	Grant Date Fair Value ($ in thousands)
Outstanding as of December 31, 2023
Granted	5,812	150
Vested	—	—
Forfeiture	—	—
Outstanding as of June 30, 2024	5,812	150

During the three months and six months ended June 30, 2024, the Company granted an aggregate of 5,812 Series II E Shares to the independent directors of the Company’s board of directors to cover the restricted stock portion of the annual base director’s fee for independent directors’ services to the Company. The fair value of these shares was determined using the most recent available NAV and are subject to a one-year vesting period.

During the three and six months ended June 30, 2024, the Company recorded $3, $9, and $12 for Series I, Series II, and Total, respectively, of restricted stock amortization as director fees in the Consolidated Statements of Operations.

5.
Shareholders’ Equity

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

The following tables summarizes the shareholder transactions in common shares during the three and six months ended June 30, 2024:

	Series I		Series II		Total
		Consideration		Consideration		Consideration
	Shares	Amount	Shares	Amount	Shares	Amount
A-II Shares:
Balance as of December 31, 2023	1,851,311	$46,339	8,468,437	$211,995.00	10,319,748	$258,334.00
Proceeds from issuance of shares	1,355,539	34,401	2,674,311	67,908	4,029,850	102,309
Net increase (decrease)	1,355,539	$34,401	2,674,311	$67,908	4,029,850	$102,309
Balance as of March 31, 2024	3,206,850	$80,740	11,142,748	$279,903	14,349,598	$360,643
Proceeds from issuance of shares	1,622,381	41,576	3,564,514	91,634	5,186,895	133,210
Repurchase of shares	—	—	(4,000)	(102)	(4,000)	(102)
Reinvestment of distributions	—	—	10,301	264	10,301	264
Net increase (decrease)	1,622,381	$41,576	3,570,815	$91,796	5,193,196	$133,372
Balance as of June 30, 2024	4,829,231	$122,316	14,713,563	$371,699	19,542,794	$494,015

F-I Shares:
Balance as of December 31, 2023	—	$—	—	$—	—	$—
Proceeds from issuance of shares	124,118	3,146	61,294	1,555	185,412	4,701
Net increase (decrease)	124,118	$3,146	61,294	$1,555	185,412	$4,701
Balance as of March 31, 2024	124,118	$3,146	61,294	$1,555	185,412	$4,701
Proceeds from issuance of shares	128,927	3,299	53,952	1,385	182,879	4,684
Repurchase of shares	—	—	—	—	—	—
Reinvestment of distributions	113	3	99	3	212	6
Net increase (decrease)	129,040	$3,302	54,051	$1,388	183,091	$4,690
Balance as of June 30, 2024	253,158	$6,448	115,345	$2,943	368,503	$9,391

E Shares
Balance as of December 31, 2023	—	$—	—	$—	—	$—
Proceeds from issuance of shares	—	—	—	—	—	—
Net increase (decrease)	—	$—	—	$—	—	$—
Balance as of March 31, 2024	—	$—	—	$—	—	$—
Proceeds from issuance of shares	2,915	75	6,587	170	9,502	245
Net increase (decrease)	2,915	$75	6,587	$170	9,502	$245
Balance as of June 30, 2024	2,915	$75	6,587	$170	9,502	$245

V shares:
Balance as of December 31, 2023	40	$1	40	$1	80	$2
Proceeds from issuance of shares	—	—	—	—	—	—
Net increase (decrease)	—	$—	—	$—	—	$—
Balance as of March 31, 2024	40	$1	40	$1	80	$2
Proceeds from issuance of shares	—	—	—	—	—	—
Net increase (decrease)	—	$—	—	$—	—	$—
Balance as of June 30, 2024	40	$1	40	$1	80	$2

Total net increase (decrease)	3,233,993	$82,500	6,367,058	$162,817	9,601,051	$245,317

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

As of June 30, 2024, the Company issue 113 Series I F-I Shares for an aggregate purchase price of $3, 10,301 Series II A-II Shares for an aggregate purchase price of $264, and 99 Series II F-I Shares for an aggregate purchase price of $3, in each case under the DRIP. As of December 31, 2023, the Company had not issued any shares under the DRIP.

Share Repurchases

The Company has a share repurchase plan pursuant to which, on a quarterly basis, Shareholders may request that the Company repurchase all or any portion of their Shares. The Company may repurchase fewer Shares than have been requested in any particular quarter to be repurchase under the Company’s share repurchase plan, or none at all, in the Company's discretion at any time. The Company expects that each Series will conduct quarterly Share Repurchases for up to 5.0% of the aggregate NAV of our outstanding Investor Shares and E Shares of each Series (measured across both Series) at a price based on the NAV per Share as of the last business day of the quarter prior to the commencement of the share repurchase plan.

As of June 30, 2024, the Company has repurchased 4,000 Series I A-II Shares for an aggregate purchase price of $102. The company had no unfulfilled repurchase requests as of June 30, 2024. As of December 31, 2023, the Company had not repurchased any shares under the share repurchase plan.

Distribution

The following table reflects the aggregate distributions per share declared for each applicable share type of the Company:

	Three Months Ended June 30, 2024
	Series I			Series II
	A-II Shares	F-I Shares	E Shares	A-II Shares	F-I Shares	E Shares
Distributions declared per share	$0.16	$0.16	$0.16	$0.16	$0.16	$0.16

	Six Months Ended June 30, 2024
	Series I			Series II
	A-II Shares	F-I Shares	E Shares	A-II Shares	F-I Shares	E Shares
Distributions declared per share	$0.29	$0.29	$0.16	$0.29	$0.29	$0.16

The distributions for each share type were payable to holders of record at the close of business day on March 31, 2024 and June 30, 2024 and were paid on April 29, 2024 and July 26, 2024, respectively. The distributions were paid in cash or reinvested in the shares of the Company for shareholders participating in the DRIP of the Company.

6.
Commitments and Contingencies

Litigation

The Company was not subject to any litigation nor was the Company aware of any material litigation threatened against it.

Infrastructure Assets

As of June 30, 2024, Company had unfunded commitments of $27,310 related to Infrastructure Assets. Series I, Series II, and Total share of unfunded commitments as of June 30, 2024 is $6,958, $20,352, and $27,310, respectively.

As of December 31, 2023, the Company had unfunded commitments of $2,833 related to Infrastructure Assets. Series I, Series II, and Total share of unfunded commitments as of December 31, 2023 is $508, $2,325, and $2,833, respectively.

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

For the three months ended June 30, 2024, the provision for (benefit from) income tax totaled $830, $2,234, and $3,064 for Series I, II and Total, respectively, resulting in an effective tax rate of 24%, 22%, and 23% for Series I, Series II, and Total, respectively. For the six months ended June 30, 2024, the provision for (benefit from) income taxes totaled $1,150, $2,949, and $4,099 for Series I, II and Total, respectively, resulting in an effective tax rate of approximately 23%, 19%, and 20% for Series I, II and Total, respectively. For Series I, the primary items giving rise to the difference between the 21% federal statutory rate applicable to corporations and the effective tax rate are state and local income taxes (net of federal benefit). For Series II, the primary items giving rise to the difference between the 0% federal statutory rate applicable to partnerships and the effective tax rate are U.S. federal, state, and/or local taxes on the Series II taxable subsidiaries.

In evaluating the realizability of deferred tax assets, the Company assesses whether it is more likely than not that some portion, or all, of the deferred tax assets, will be realized. The Company considers, among other things, the generation of future taxable income (including reversals of deferred tax assets) during the periods in which the related temporary differences will become deductible. As of June 30, 2024 and December 31, 2023, the Company has no gross deferred tax assets and therefore, no valuation allowance is necessary.

8.
Financial Highlights

The following are the financial highlighted for the six months ended June 30, 2024:

	Series I	Series I	Series I	Series II	Series II	Series II	Total	Total	Total
	A-II Shares	F-I Shares	E Shares	A-II Shares	F-I Shares	E Shares	A-II Shares	F-I Shares	E Shares
Per Share Data:
Net asset value at beginning of period	$25.25			$25.28	$—	$—	$25.27	$—	$—
Proceeds from issuance of shares	—	25.47	25.73	—	25.51	25.81	—	25.48	25.78
Distributions declared (1)	(0.26)	(0.23)	(0.16)	(0.26)	(0.23)	(0.16)	(0.26)	(0.23)	(0.16)
Net investment income (2)	0.51	0.45	0.10	0.55	0.47	0.10	0.54	0.46	0.10
Net realized and unrealized gain/(loss) (3)	0.42	0.15	0.27	0.42	0.17	0.26	0.42	0.16	0.27
Net increase (decrease) in net assets resulting from operations	$0.93	$0.60	$0.37	$0.97	$0.64	$0.36	$0.96	$0.62	$0.37
Net asset value at end of period	$25.92	$25.84	$25.94	$25.99	$25.92	$26.01	$25.97	$25.87	$25.99
Shares outstanding at end of period	4,829,231	253,158	2,915	14,713,563	115,345	6,587	19,542,794	368,503	9,502
Weighted average shares outstanding	3,489,825	143,773	2,915	11,821,018	67,830	6,587	15,310,843	211,603	9,502

Ratio/Supplemental Data:
Net assets at end of period	$125,154	$6,542	$76	$382,380	$2,989	$171	$507,534	$9,531	$247
Annualized ratio to average net assets (4)
Total expenses before expense support and after performance fees (5),(6)	2.56%	2.81%	1.95%	2.59%	2.85%	1.95%	2.59%	2.82%	1.95%
Total expenses after expense support and after performance fees (5),(6)	1.20%	1.49%	0.80%	1.20%	1.50%	0.80%	1.20%	1.50%	0.80%
Total expenses after expense support and before performance fees (5),(6)	0.92%	0.95%	0.80%	0.94%	0.97%	0.80%	0.93%	0.96%	0.80%
Net investment income (5),(6)	5.09%	4.87%	6.05%	5.13%	4.85%	6.00%	5.12%	4.86%	6.01%
Total return (7)	3.81%	3.53%	1.44%	3.99%	3.70%	1.42%	3.95%	3.58%	1.42%

(1)
The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transaction (refer to Note 5).
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
(6)
For the applicable period, interest income and operating expenses are annualized except for non-recurring income, organizational expenses, and performance fees.
(7)
The Total return is calculated for each share class as the change in the net asset value for such share class during the period plus any distributions per share declared in the period, and assumes all distributions are reinvested in accordance with our distribution reinvestment plan. Amounts are not annualized and are not representative of total return as calculated for purposes of the Performance Fees as described in “Note 4. Related Party Considerations.” The Company, Series I and Series IIs’ performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by Shareholders in the purchase of the Company, Series I and Series II's shares.
9.
Subsequent Events

Management has evaluated subsequent events and determined to disclose the following subsequent events and transactions.

July Financial Update

On July 1, 2024, the Company issued and sold the following unregistered shares of the Company to third party investors for cash:

Type	Number of Shares Sold	Aggregate Consideration
Series I
A-II Shares	697,349	$18,073
F-I Shares	82,420	2,130
Series II
A-II Shares	1,780,924	$46,283
F-I Shares	22,795	591

Distribution Reinvestment Plan

On July 26, 2024, pursuant to the DRIP, the Company issued approximately 82 Series I A-II Shares, approximately 629 Series I F-I Shares, approximately 18 Series I E Shares, approximately 13,044 Series II A-II Shares, approximately 224 Series II F-I Shares, and approximately 17 Series II E Shares for an aggregate consideration of $364.

Share Repurchases

On August 8, 2024, the Company repurchased approximately 20,845 Series I A-II Shares, approximately 5,643 Series I F-I Shares, and approximately 8,000 Series II A-II Shares of the Company for an aggregate purchase price of $894.

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

Recent Developments

Infrastructure Assets Activity

For the three and six months ended June 30, 2024, the Company acquired interests in new Infrastructure Assets as follows:

A subsidiary of the Company has acquired an equity position in a joint venture issued by a developer of residential solar assets.

A subsidiary of the Company has acquired an equity position issued by a fixed base operator platform serving business and general aviation.

A subsidiary of the Company has acquired a debt obligation issued by a built-to-suit cellular tower operator in the United States.

A subsidiary of the Company has acquired a debt obligation issued by a large liquified natural gas export facility under construction on the Louisiana Gulf Coast.

A subsidiary of the Company has acquired a debt obligation issued in connection with an investment by a leading-edge semiconductor wafer manufacturing facility in Ireland.

The Company has also acquired first lien senior secured notes in the midstream oil and gas, transportation, and renewable energy industries.

July Financial Update

As of July 1, 2024, the Company issued and sold the following unregistered shares of the Company to third party investors for cash ($ in thousands):

Type	Number of Shares Sold	Aggregate Consideration
Series I
A-II Shares	697,349	$18,073
F-I Shares	82,420	2,130
Series II
A-II Shares	1,780,924	$46,283
F-I Shares	22,795	591

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

Discussions of the results of operations for the three and six months ended June 30, 2024 are as follows:

Overview of Results of Operations

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

Three Months Ended June 30, 2024

Revenues

Series I recorded $3,826 of revenues for the three months ended June 30, 2024 consisting of $2,550 of interest income and $1,276 of net change in unrealized appreciation. Series II recorded $11,283 of revenues for the three months ended June 30, 2024 consisting of $7,570 of interest income and $3,714 of net change in unrealized appreciation. Such revenues were generated from our Liquidity Portfolio and our Infrastructure Assets.

Expenses

Management Fee

For the three months ended June 30, 2024, the Operating Manager earned gross Management Fees of $153, $442, and $595 from Series I, Series II and Total, respectively, with a Special Fees offset of $153, $442, and $595, from Series I, Series II and Total, respectively, resulting in no net management fees from Series I, Series II and Total, respectively.

Selling Commissions and Ongoing Distribution and Servicing Fees

For the three months ended June 30, 2024, neither Series paid the Dealer Manager for any annual distribution fees, shareholder servicing fees, upfront selling commission or dealer manager fees.

Special Fees

For the three months ended June 30, 2024, $189 of Special Fees allocable to the Company were received by an affiliate of the Operating Manager, which will be used to offset Management Fees for Series I, Series II and Total, respectively. For the three months ended June 30, 2024, $153, $442, and $595 of the total Special Fees allocable to the Company were used to offset Management Fees for Series I, Series II and Total, respectively. As of June 30, 2024, Series I, Series II, and Total share of remaining Special Fees allocable for future management fee offset is $167, $496, and $663 for Series I, Series II and Total, respectively.

Performance Fee

For the three months ended June 30, 2024, the Operating Manager earned Performance Fees of $186, $532, and $718 from Series I, Series II and Total, respectively.

Organizational and Offering Expenses

Series I, Series II, and Total did not incur organizational expenses for the three months ended June 30, 2024.

Series I, Series II, and Total incurred deferred offering expenses of $34, $101, and $135, respectively, for the three months ended June 30, 2024. Series I, Series II, and Total amortized offering expenses of $33, $97, and $130, respectively, for the three months ended June 30, 2024. The remaining amounts are deferred and reflected in the Consolidated Statements of Assets and Liabilities in the financial statements of the Company.

Organizational and Offering Expenses are paid by the Operating Manager, subject to potential recoupment as described in “Part I, Item 1. Financial Statements—Notes to Financial Statements (Unaudited) —Note 4. Related Party Considerations.”

Operating Expenses

Series I, Series II, and Total incurred Operating Expenses of $520, $1,554, and $2,074, respectively, for the three months ended June 30, 2024. These expenses relate to general and administration expenses and director fees.

Company Expense Support and Conditional Reimbursement of the Operating Manager

For the three months ended June 30, 2024, the Operating Manager elected to provide an Expense Support of $320, $955, and $1,275 for expenses incurred by Series I, Series II, and Total, respectively.

Income Taxes

For the three months ended June 30, 2024, Series I, Series II and Total had an income tax provision of $830, $2,234, and $3,064, respectively, comprising of U.S. federal and state taxes, which are based upon income, dividends, and gains earned.

Six Months Ended June 30, 2024

Revenues

Series I recorded $5,633 of revenues for the six months ended June 30, 2024 consisting of $3,687 of interest income and $1,946 of net change in unrealized appreciation. Series II recorded $17,734 of revenues for the six months ended June 30, 2024 consisting of $11,680 of interest income and $6,053 of net change in unrealized appreciation. Such revenues were generated from our Liquidity Portfolio and our Infrastructure Assets.

Expenses

Management Fee

For the six months ended June 30, 2024, the Operating Manager earned gross Management Fees of $244, $772, and $1,016 from Series I, Series II and Total, respectively, with a Special Fees offset of $190, $562, and $752, from Series I, Series II and Total, respectively, resulting in net management fees of $54, $210, and $264 from Series I, Series II and Total, respectively.

Selling Commissions and Ongoing Distribution and Servicing Fees

For the six months ended June 30, 2024, neither Series paid the Dealer Manager for any annual distribution fees, shareholder servicing fees, upfront selling commission or dealer manager fees.

Special Fees

For the six months ended June 30, 2024, $1,415 of Special Fees allocable to the Company were received by an affiliate of the Operating Manager, which will be used to offset Management Fees for Series I, Series II and Total, respectively. For the six months ended June 30, 2024, $190, $562, and $752 of the total Special Fees allocable to the Company were used to offset Management Fees for Series I, Series II and Total, respectively. As of June 30, 2024, Series I, Series II, and Total share of remaining Special Fees allocable for future management fee offset is $167, $496, and $663 for Series I, Series II and Total, respectively.

Performance Fee

For the six months ended June 30, 2024, the Operating Manager earned Performance Fees of $269, $819, and $1,088 from Series I, Series II and Total, respectively.

Organizational and Offering Expenses

Series I, Series II, and Total did not incur organizational expenses for the six months ended June 30, 2024.

Series I, Series II, and Total incurred deferred offering expenses of $34, $101, and $135, respectively, for the six months ended June 30, 2024. Series I, Series II, and Total amortized offering expenses of $58, $192, and $250, respectively, for the six months ended June 30, 2024. The remaining amounts are deferred and reflected in the Consolidated Statements of Assets and Liabilities in the financial statements of the Company.

Operating Expenses

Series I, Series II, and Total incurred Operating Expenses of $946, $3,133, and $4,079, respectively, for the six months ended June 30, 2024. These expenses relate to general and administration expenses and director fees.

Company Expense Support and Conditional Reimbursement of the Operating Manager

For the six months ended June 30, 2024, the Operating Manager elected to provide an Expense Support of $632, $2,110, and $2,742 for expenses incurred by Series I, Series II, and Total, respectively.

Income Taxes

For the six months ended June 30, 2024, Series I, Series II and Total had an income tax provision of $1,150, $2,949, and $4,099, respectively, comprising of U.S. federal and state taxes, which are based upon income, dividends, and gains earned.

Net Asset Value

We calculate NAV per Share in accordance with valuation policies and procedures that have been approved by our Board. Our NAV per Share of each type of Share is the price at which we sell and repurchase our Shares. The following tables include the net asset value of outstanding Shares as of June 30, 2024. The following table provides a breakdown of the major components of our total Net Asset Value as of June 30, 2024 ($ in thousands, except shares):

Components of Net Asset Value	June 30, 2024
Investments at fair value (1)	$424,604
Cash and cash equivalents	96,836
Other assets(2)	10,486
Distribution payable	(3,229)
Other liabilities(2)	(10,295)
Accrued Performance Fee	(1,088)
Net Asset Value	$517,314
Number of outstanding shares	19,920,879

(1)
With respect to June 30, 2024, at a cost of $415,898.
(2)
Reflects a reclassification of $59 from other assets to other liabilities.

The following table provides a breakdown of our total Net Asset Value and our NAV per Share by type as of June 30, 2024 ($ in thousands, except shares and per share data):

Net Asset Value per share	Series I A-II Shares	Series I F-I Shares	Series I V Shares	Series I E Shares	Series II A-II Shares	Series II F-I Shares	Series II V Shares	Series II E Shares	Total
Monthly Net Asset Value	$125,154	$6,542	$1	$76	$382,381	$2,989	$1	$171	$517,314
Number of outstanding shares	4,829,231	253,158	40	2,915	14,713,563	115,345	40	6,587	19,920,879
NAV per Share as of June 30, 2024	$25.92	$25.84	$25.00	$25.94	$25.99	$25.92	$25.00	$26.01

Valuation Methodologies and Significant Inputs

The following table provides quantitative measures used to determine the fair values of our Level III investments as of June 30, 2024 ($ in thousands):

Asset Type	Level III Fair Value	Valuation Technique	Unobservable Input	Input
Series I
Investments in Partnership Investment Vehicle	$24,763	Discounted Cash Flow	Discount Rate Terminal Multiple	15.00% - 15.10% 8.5x - 14.3x
Investments in Loans	41,431	Discounted Cash Flow	Discount Rate	8.02% - 17.40%
		Transaction Price(1)	N/A	N/A
Investment in Warrants	388	Transaction Price	N/A	N/A
Total	$66,582
Series II
Investments in Partnership Investment Vehicle	$85,766	Discounted Cash Flow	Discount Rate Terminal Multiple	15.00% - 15.10% 8.5x - 14.3x
Investments in Loans	152,161	Discounted Cash Flow	Discount Rate	8.02% - 17.40%
		Transaction Price(1)	N/A	N/A
Investment in Warrants	1,136	Transaction Price	N/A	N/A
Total	$239,063
Total
Investments in Partnership Investment Vehicle	$110,529	Discounted Cash Flow	Discount Rate Terminal Multiple	15.00% - 15.10% 8.5x - 14.3x
Investments in Loans	193,592	Discounted Cash Flow	Discount Rate	8.02% - 17.40%
		Transaction Price(1)	N/A	N/A
Investment in Warrants	1,524	Transaction Price	N/A	N/A
Total	$305,645

(1) The Investments in Loans valued at Transaction Price include certain loans held by the Company that, pursuant to their contractual terms, produce PIK income. PIK income computed at the contractual rate is accrued into income and reflected as a receivable up to the capitalization date. As of June 30, 2024, none of Series I, Series II, or Total earned or capitalized any PIK income on investments in loans valued using Transaction Price.

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

Distributions

On June 28, 2024, the Company declared distributions on the following outstanding shares of the Company in the amounts per share set forth below:

Type	Distribution
Series I
A-II Shares	$0.1621
F-I Shares	$0.1621
E Shares	$0.1621
Series II
A-II Shares	$0.1621
F-I Shares	$0.1621
E Shares	$0.1621

Liquidity and Capital Resources

As of June 30, 2024, the Company had $96,836 in cash and cash equivalents, primarily the result from sales of our Shares.

We expect to generate cash primarily from (i) the net proceeds of our continuous Private Offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. We believe that cash provided by such means will be sufficient to satisfy our anticipated cash requirements for the next twelve months and foreseeable future.

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

Share Repurchases

For the three and six months ended June 30, 2024, the Company repurchased approximately 4,000 Series II A-II Shares of the Company’s equity securities. We expect that each Series will conduct quarterly Share repurchases (each, a “Share Repurchase”) for up to 5.0% of the aggregate NAV of our outstanding Investor Shares and E Shares of each Series (measured across both Series) at a price based on the NAV per Share as of the last business day of the quarter prior to the commencement of a Share Repurchase (the “Repurchase Plan”). The Company made Share Repurchases beginning in the second quarter of 2024. Due to tax considerations and other factors, the NAV between each Series will differ, and because of differential fees and other factors, NAV between Share type will differ, but all NAV calculations are expected to be based on the joint underlying economic interests of both Series in the Infrastructure Assets.

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

Cash Flows

The following table summarizes the changes to our cash flows for the six months ended June 30, 2024 ($ in thousands):

Cash flows from:	For the Six Months Ended June 30, 2024
Operating activities	$(268,362)
Financing activities	243,927
Net (decrease) in cash and cash equivalents	$(24,435)

Cash used in operating activities

Our cash flow used in operating activities was $(268,362) for the six months ended June 30, 2024, which mostly relates to the acquisition of Infrastructure Assets. Our net increase in net assets resulting from operations was $16,328 for the six months ended June 30, 2024, which reflects income interest and an increase in the value of our Infrastructure Assets and Liquidity Portfolio, partially offset by expenses and income taxes incurred.

Cash provided by financing activities

Our cash flow provided by financing activities was $243,927 for the six months ended June 30, 2024, which reflects the gross proceeds from the sale of Shares pursuant to our Private Offering.

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

Contractual Obligations

See “Note 6. Commitments and Contingencies” to our financial statements in this Quarterly Report on Form 10-Q for our contractual obligations and commitments with payments due subsequent to June 30, 2024.

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

Changes in Fair Value

All of our Infrastructure Assets as of June 30, 2024 are reported at fair value. Net changes in the fair value of Infrastructure Assets impact the net increase or decrease in net assets resulting from operations in our Consolidated Statements of Operations. Based on Infrastructure Assets held as of June 30, 2024, we estimate that an immediate 10% increase or decrease in the fair value of Infrastructure Assets generally would result in a commensurate change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the Infrastructure Asset was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Based on the fair value of Infrastructure Assets as of June 30, 2024, we estimate that an immediate, hypothetical 10% increase or decline in the fair value of Infrastructure Assets would result in an increase or decline, respectively, in net assets resulting from operations of $42,460, if not offset by other factors.

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

Additionally, with respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt acquisitions to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our debt acquisitions to increase. As of June 30, 2024, we had no indebtedness.

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

Certifications

The Certifications of the Principal Executive Officer and Principal Financial Officer of the Company required by Section 302 and Section 906 of the Sarbanes-Oxley Act, which are filed or furnished as Exhibits 31.1, 31.2, 32.1, and 32.2 to this Quarterly Report on Form 10-Q, are applicable to each Series individually and to the Company as a whole.

Part II. Other Information

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2024, we were not involved in any material legal proceedings.

Item 1A. Risk Factors

For information regarding the risk factors that could affect the Company’s business, operating results, financial condition and liquidity, see the information under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes to the risk factors previously disclosed in such filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2024, the Company repurchased Shares in the following amounts:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2024 to April 30, 2024	—	$—	—	—
May 1, 2024 to May 31, 2024	4,000	$25.60	4,000	—
June 1, 2024 to June 30, 2024	—	$—	—	—
Total	4,000	$25.60	4,000	—

(1)
The Company offers a share repurchase plan pursuant to which, on a quarterly basis, Shareholders may request that we repurchase all or any portion of their Shares. The Company may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. In addition, the aggregate NAV of total repurchases of Investor Shares and E Shares of each Series (measured across both Series) under our share repurchase plan will be limited to no more than 5% of our aggregate NAV of our outstanding Investor Shares and E Shares of each Series (measured across both Series) at a price based on the NAV per Share as of the last business day of the quarter prior to the commencement of the share repurchase plan.
(2)
The Shares listed above were repurchased on May 9, 2024. See “Part II, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Share Repurchases” in this Quarterly Report on Form 10-Q for a discussion of the Company’s share repurchases for applicable share classes during the quarter ended June 30, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10 filed with the SEC on June 15, 2023)

3.2	Third Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed with the SEC on November 7, 2023)

3.3	Series Agreement of Apollo Infrastructure Company LLC – Series I (incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10 filed with the SEC on June 15, 2023)

3.4	Series Agreement of Apollo Infrastructure Company LLC – Series II (incorporated by reference to Exhibit 3.5 to the Registrant’s Form 10 filed with the SEC on June 15, 2023)

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10/A filed with the SEC on December 19, 2023)

4.2	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10/A filed with the SEC on December 19, 2023)

4.3	Share Repurchase Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10/A filed with the SEC on December 19, 2023)

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

APOLLO INFRASTRUCTURE COMPANY LLC

/s/ Yvette Novo
Date: August 14, 2024	Chief Financial Officer

(Principal Financial Officer)