Form 10-Q
period 2024-09-30
Apollo Infrastructure Co LLC
filed 2024-11-14
CIK 1971381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
of the Act). Yes ☐ No ☒
As of November
1
4
, 2024, the registrant had, with respect to Series I limited liability company interests, 40 V Shares, 7,008,220
A-II
Shares,
796,541 F-I
Shares and 4,167 E Shares and with respect to Series II limited liability company interests, 40 V Shares, 22,259,219
A-II
Shares,
542,664 F-I
Shares and 16,246 E Shares outstanding.

Page
Special Note Regarding Forward-Looking Statements	1

Part I. Financial Information	2

Item 1. Financial Statements	2

Consolidated Statements of Assets and Liabilities as of September 30, 2024 (Unaudited) and as of December 31, 2023	2

Consolidated Statements of Operations for the three months ended September 30, 2024, for the nine months ended September 30, 2024, for the three months ended September 30, 2023 and for the period from April 3, 2023 (date of formation) to September 30, 2023 (Unaudited)	3

Consolidated Statements of Changes in Net Assets for the three months ended September 30, 2024, for the nine months ended September 30, 2024, for the three months ended September 30, 2023 and for the period from April 3, 2023 (date of formation) to September 30, 2023 (Unaudited)	4

Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and for the period from April 3, 2023 (date of formation) to September 30, 2023 (Unaudited)	5

Condensed Consolidated Schedules of Investments as of September 30, 2024 (Unaudited)	6

Consolidated Schedules of Investments as of December 31, 2023	7

Notes to Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures about Market Risk	37

Item 4. Controls and Procedures	38

Part II. Other Information	39

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3. Defaults Upon Senior Securities	39

Item 4. Mine Safety Disclosures	39

Item 5. Other Information	39

Item 6. Exhibits	40

Signatures	41

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

Part I. Financial Information
Item 1. Financial Statements
Apollo Infrastructure Company LLC
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share data)

	as of September 30, 2024 (unaudited)			as of December 31, 2023
	Series I	Series II	Total	Series I	Series II	Total
Assets
Investments at fair value (cost at September 30, 2024 of $119,471; $324,318; $443,789; and at December 31, 2023 of $24,187; $112,121; $136,308; respectively)	$122,950	$334,804	$457,754	$24,314	$112,701	$137,015
Cash and cash equivalents	71,492	194,741	266,233	21,575	99,696	121,271
Prepaid expenses and other assets	1,091	3,138	4,229	190	877	1,067
Deferred offering expenses	591	1,609	2,200	432	2,016	2,448
Subscription receivable	—	—	—	500	—	500
Due from Operating Manager	1,913	5,211	7,124	598	2,783	3,381

Total assets	$198,037	$539,503	$737,540	$47,609	$218,073	$265,682

Liabilities
Management fee payable	$51	$126	$177	$32	$145	$177
Accrued performance fee payable	479	1,381	1,860	27	125	152
Distribution payable	1,316	3,572	4,888	—	—	—
Payable for investments purchased	2,040	5,556	7,596
Organizational expenses payable	—	—	—	12	67	79
Offering expenses payable	—	—	—	34	163	197
Other accrued expenses and liabilities	1,712	4,143	5,855	232	1,041	1,273
Due to Operating Manager	1,747	5,058	6,805	530	2,486	3,016

Total liabilities	$7,345	$19,836	$27,181	$867	$4,027	$4,894

Commitments and contingencies (Note 6)

Total net assets	$190,692	$519,667	$710,359	$46,742	$214,046	$260,788

Net assets are comprised of:
A-II Shares, at September 30, 2024; Series I: 6,620,665; Series II: 19,289,153; and Total: 25,909,818, and at December 31, 2023; Series I: 1,851,311; Series II: 8,468,437; and Total: 10,319,748, shares authorized, issued and outstanding; respectively	$173,236	$506,545	$679,781	$46,741	$214,045	$260,786
F-I Shares, at September 30, 2024; Series I: 665,975; Series II: 491,959; and Total: 1,157,934, shares authorized, issued and outstanding; respectively	17,351	12,864	30,215	—	—	—
E Shares, at September 30, 2024; Series I: 3,949; Series II: 9,747; and Total shares: 13,696 authorized, issues and outstanding; respectively	104	257	361	—	—	—
V Shares, at September 30, 2024 Series I: 40; Series II: 40; and Total: 80, and at December 31, 2023; Series I: 40; Series II: 40; and Total: 80, shares authorized issued and outstanding; respectively	1	1	2	1	1	2

Total net assets	$190,692	$519,667	$710,359	$46,742	$214,046	$260,788

Net asset value per share
A-II Shares:
Net assets	$173,236	$506,545	$679,781	$46,741	$214,045	$260,786
Shares outstanding	6,620,665	19,289,153	25,909,818	1,851,311	8,468,437	10,319,748

Net asset value per share	$26.17	$26.26	$26.24	25.25	$25.28	$25.27

F-I Shares:
Net assets	$17,351	$12,864	$30,215	$—	$—	$—
Shares outstanding	665,975	491,959	1,157,934	—	—	—

Net asset value per share	$26.05	$26.15	$26.09	$—	$—	$—

E Shares:
Net assets	$104	$257	$361	$—	$—	$—
Shares outstanding	3,949	9,747	13,696	—	—	—

Net asset value per share	$26.23	$26.32	$26.29	$—	$—	$—

V Shares:
Net assets	$1	$1	$2	$1	$1	$2
Shares outstanding	40	40	80	40	40	80

Net asset value per share	$25.00	$25.00	$25.00	$25.00	$25.00	$25.00

See notes to consolidated financial statements.

Apollo Infrastructure Company LLC
Consolidated Statements of Operations (
U
naudited)
(in thousands, except share and per share data)

	For the Three Months Ended September 30, 2024			For the N ine Months Ended September 30, 2024			For the T hree Months Ended September 30, 2023			For the period from April 3, 2023 (date of formation) to September 30, 2023
	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Investment income
Interest income	$3,025	$8,389	$11,414	$6,712	$20,069	$26,781	$—	$—	$—	$—	$—	$—

Total investment income	$3,025	$8,389	$11,414	$6,712	$20,069	$26,781	$—	$—	$—	$—	$—	$—

Expenses
Organizational expenses	$7	$19	$26	$7	$19	$26	$91	$91	$182	$635	$635	$1,270
Professional f ees	—	—	—	—	—	—	35	35	70	35	35	70
General and administration expenses	621	1,735	2,356	1,528	4,738	6,266	—	—	—	—	—	—
Directors fees	28	76	104	66	206	272	—	—	—	—	—	—
Deferred offering expenses amortization	35	98	133	93	290	383	—	—	—	—	—	—
Management fees, net	54	127	181	108	337	445	—	—	—	—	—	—
Performance fees	210	562	772	479	1,381	1,860	—	—	—	—	—	—

Total expenses	$955	$2,617	$3,572	$2,281	$6,971	$9,252	$126	$126	$252	$670	$670	$1,340

Less: Expense support from Operating Manager	(262)	(739)	(1,001)	(894)	(2,849)	(3,743)	(126)	(126)	(252)	(670)	(670)	(1,340)

Net expenses	$693	$1,878	$2,571	$1,387	$4,122	$5,509	$—	$—	$—	$—	$—	$—

Net investment income before taxes	$2,332	$6,511	$8,843	$5,325	$15,947	$21,272	$—	$—	$—	$—	$—	$—

Provision for (benefit from) income taxes	918	2,112	3,030	2,068	5,061	7,129	—	—	—	—	—	—

Net investment income	$1,414	$4,399	$5,813	$3,257	$10,886	$14,143	$—	$—	$—	$—	$—	$—

Realized and unrealized gain/(loss)
Net realized gain/(loss) from investments	$56	$158	$214	$56	$158	$214	$—	$—	$—	$—	$—	$—
Net change in unrealized appreciation/(depreciation) from investments	1,406	3,853	5,259	3,352	9,906	13,258	—	—	—	—	—	—

Net realized and unrealized gain/(loss)	$1,462	$4,011	$5,473	$3,408	$10,064	$13,472	$—	$—	$—	$—	$—	$—

Net increase (decrease) in net assets resulting from operations	$2,876	$8,410	$11,286	$6,665	$20,950	$27,615	$—	$—	$—	$—	$—	$—

See notes to consolidated financial statements.

Apollo Infrastructure Company LLC
Consolidated Statements of Changes in Net Assets (Unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended September 30, 2024			For the Nine Months Ended September 30, 2024			For the Three Months Ended September 30, 2023			For the period from April 3, 2023 (date of formation) to September 30, 2023
	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Operations

Net investment income	$1,414	$4,399	$5,813	$3,257	$10,886	$14,143	$—	$—	$—	$—	$—	$—
Net realized gain/(loss) from investments	56	158	214	56	158	214	—	—	—	—	—	—
Net change in unrealized appreciation/(depreciation) from investments	1,406	3,853	5,259	3,352	9,906	13,258	—	—	—	—	—	—

Net increase (decrease) in net assets resulting from operations	$2,876	$8,410	$11,286	$6,665	$20,950	$27,615	$—	$—	$—	$—	$—	$—

Distributions
A-II Shares:	$(1,195)	$(3,481)	$(4,676)	$(2,395)	$(7,315)	$(9,710)	$—	$—	$—	$—	$—	$—
F-I Shares:	(120)	(89)	(209)	(177)	(116)	(293)	—	—	—	—	—	—
E Shares:	(1)	(2)	(3)	(1)	(3)	(4)	—	—	—	—	—	—

Net increase (d ecrease) in net assets resulting from distributions	$(1,316)	$(3,572)	$(4,888)	$(2,573)	$(7,434)	$(10,007)	$—	$—	$—	$—	$—	$—

Capital Share Transaction
A-II Shares:
Consideration from issuance of shares	$47,144	$119,248	$166,392	$123,121	$278,790	$401,911	$—	$—	$—	$—	$—	$—
Reinvestment of distributions	2	339	341	2	603	605	—	—	—	—	—	—
Repurchases of shares	(540)	(208)	(748)	(540)	(310)	(850)	—	—	—	—	—	—
F-I Shares:
Consideration from issuance of shares	$10,857	$9,820	$20,677	$17,302	$12,760	$30,062	$—	$—	$—	$—	$—	$—
Reinvestment of distributions	16	6	22	19	9	28	—	—	—	—	—	—
Repurchases of shares	(147)	—	(147)	(147)	—	(147)	—	—	—	—	—	—
E Shares:
Consideration from issuance of shares	$27	$83	$110	$102	$253	$355	$—	$—	$—	$—	$—	$—
Reinvestment of distributions	—	—	—	—	—	—	—	—	—	—	—	—
Repurchases of shares	—	—	—	—	—	—	—	—	—	—	—	—
V Shares:
Consideration from issuance of shares	$—	$—	$—	$—	$—	$—	$—	$—	$—	$1	$1	$2

Net increase (decrease) in capital share transaction	$57,359	$129,288	$186,647	$139,859	$292,105	$431,964	$—	$—	$—	$1	$1	$2

Net Assets
Total increase (decrease) in net assets during the period	$58,919	$134,126	$193,045	$143,950	$305,621	$449,571	$—	$—	$—	$1	$1	$2
Net assets at beginning of period	131,773	385,541	517,314	46,742	214,046	260,788	1	1	2	—	—	—

Net assets at end of period	$190,692	$519,667	$710,359	$190,692	$519,667	$710,359	$1	$1	$2	$1	$1	$2

See notes to consolidated financ
ial
statements.

Apollo Infrastructure Company
 LLC
Consolidated Statements of Cash Flows (
U
naudited)
(in thousands, except share and per share data)

	For the N ine Months Ended September 30, 2024			For the period from April 3, 2023 (date of formation) to September 30, 2023
	Series I	Series II	Total	Series I	Series II	Total
Operating activities
Net increase/(decrease) in net assets resulting from operations	$6,665	$20,950	$27,615	$—	$—	$—
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash used in operating activities:
Amortization of restricted stock shares	18	49	67
Net change in unrealized (appreciation)/depreciation from investments	(3,352)	(9,906)	(13,258)	—	—	—
Payment-in-kind interest capitalized	(2,311)	(6,884)	(9,195)	—	—	—
Payment-in-kind warrants received	(388)	(1,136)	(1,524)
Acquisition of Infrastructure Assets, net of rebalancing transaction of ($21,601) to Series I and $21,601 to Series II	(104,728)	(237,239)	(341,967)	—	—	—
Proceeds from syndication of Infrastructure Assets	4,298	11,702	16,000	—	—	—
Proceeds from sale of of Infrastructure Assets	7,844	21,360	29,204
Deferred offering expenses amortization	93	290	383	—	—	—
Changes in operating assets and liabilities:
(Increase) in prepaid expenses and other assets	(919)	(2,310)	(3,229)	—	—	—
(Increase)/decrease in deferred offering expenses	(252)	117	(135)	—	—	—
(Increase) in due from Operating Manager	(1,315)	(2,428)	(3,743)	—	—	—
Increase/(decrease) in management fee payable	19	(19)	—	—	—	—
Increase in accrued performance fees	452	1,256	1,708	—	—	—
(Decrease) in organization expenses payable	(12)	(67)	(79)	—	—	—
(Decrease) in offering expenses payable	(34)	(163)	(197)	—	—	—
Increase in other accrued expenses and liabilities	1,480	3,102	4,582	—	—	—
Increase in due to Operating Manager	1,217	2,572	3,789	—	—	—
Increase in payable for investments purchased	2,040	5,556	7,596

Net cash used in operating activities	$(89,185)	$(193,198)	$(282,383)	$—	$—	$—

Financing activities
Proceeds from issuance of shares	141,025	291,803	432,828	1	1	2
Payment on repurchases of shares	(687)	(310)	(997)	—	—	—
Distribution	(1,236)	(3,250)	(4,486)	—	—	—

Net cash provided by financing activities	$139,102	$288,243	$427,345	$1	$1	$2

Cash and cash equivalents
Net increase in cash and cash equivalents	49,917	95,045	144,962	1	1	2
Cash and cash equivalents at beginning of period	21,575	99,696	121,271	—	—	—

Cash and cash equivalents at end of period	$71,492	$194,741	$266,233	$1	$1	$2

Supplemental disclosure of cash flow information:
Income taxes paid	$1,345	$3,162	$4,507	$—	$—	$—
Payment-in-kind income	$2,699	$8,020	$10,719	$—	$—	$—
Noncash financing activities not included - distribution payable	$1,316	$3,572	$4,888	$—	$—	$—
Noncash financing activities not included - reinvestment of distribution	$21	$612	$633	$—	$—	$—
See notes to consolidated financial statements.

Apollo Infrastructure Company LLC
Condensed Consolidated Schedules of Investments (Unaudited)
September 30, 2024
(in thousands, except share and per share
data)

Description	Country	Industry	Principal Amount or Number of Shares	Fair Value	Fair Value as a Percentage of Net Assets (1)
Series I
Investments in Partnership Investment Vehicle: (2)
Novus Holdings Parent, L.P.	United States	Transportation		$25,983	13.6%
AIC 3-Z Subsidiary, LLC (3)	United States	Various		18,310	9.6%
Other Infrastructure Assets	United States	Power & Utilities		8,516	4.5%
Other Infrastructure Assets	United States	Transportation		6,330	3.3%

Total Investments in Partnership Investment Vehicle (Cost of $56,232)				$59,139	31.0%

Investments in Loans:
Yondr Capital LP- 15.75%-17.75% 06/27/29	Various	Communications	$22,501,306	$22,501	11.8%
Venture Global Plaquemines LNG, LLC- SOFR+1.975 05/25/29	United States	Power & Utilities	$10,739,097	10,202	5.3%
Other Infrastructure Assets	United States	Power & Utilities		12,740	6.7%
Other Infrastructure Assets	United States	Communications		17,959	9.4%

Total Investments in Loans (Cost of $62,830)				$63,402	33.2%

Investments in Warrants:
Yondr Capital LP	Various	Communications		$409	0.2%

Total Investments in Warrants (Cost of $409)				$409	0.2%

Total Investments - Series I (Cost of $119,471)				$122,950	64.4%

Series II
Investments in Partnership Investment Vehicle: (2)
Novus Holdings Parent, L.P.	United States	Transportation		$70,755	13.6%
AIC 3-Z Subsidiary, LLC (3)	United States	Various		49,859	9.6%
Other Infrastructure Assets	United States	Power & Utilities		23,189	4.5%
Other Infrastructure Assets	United States	Transportation		17,236	3.3%

Total Investments in Partnership Investment Vehicle (Cost of $152,268)				$161,039	31.0%

Investments in Loans:
Yondr Capital LP- 15.75%-17.75% 06/27/29	Various	Communications	$61,272,933	$61,273	11.8%
Venture Global Plaquemines LNG, LLC- SOFR+1.975 05/25/29	United States	Power & Utilities	$29,243,460	27,781	5.3%
Other Infrastructure Assets	United States	Power & Utilities		34,692	6.7%
Other Infrastructure Assets	United States	Communications		48,904	9.4%

Total Investments in Loans (Cost of $170,935)				$172,650	33.2%

Investments in Warrants:
Yondr Capital LP	Various	Communications		$1,115	0.2%

Total Investments in Warrants (Cost of $1,115)				$1,115	0.2%

Total Investments - Series II (Cost of $324,318)				$334,804	64.4%

Total
Investments in Partnership Investment Vehicle: (2)
Novus Holdings Parent, L.P.	United States	Transportation		$96,738	13.6%
AIC 3-Z Subsidiary, LLC (3)	United States	Various		68,169	9.6%
Other Infrastructure Assets	United States	Power & Utilities		31,705	4.5%
Other Infrastructure Assets	United States	Transportation		23,566	3.3%

Total Investments in Partnership Investment Vehicle (Cost of $208,500)				$220,178	31.0%

Investments in Loans:
Yondr Capital LP- 15.75%-17.75% 06/27/29	Various	Communications	$83,774,239	$83,774	11.8%
Venture Global Plaquemines LNG, LLC- SOFR+1.975 05/25/29	United States	Power & Utilities	$39,982,557	37,983	5.3%
Other Infrastructure Assets	United States	Power & Utilities		$47,432	6.7%
Other Infrastructure Assets	United States	Communications		66,863	9.4%

Total Investments in Loans (Cost of $233,765)				$236,052	33.2%

Investments in Warrants:
Yondr Capital LP	Various	Communications		$1,524	0.2%

Total Investments in Warrants (Cost of $1,524)				$1,524	0.2%

Total Investments (Cost of $443,789)				$457,754	64.4%

(1)	Fair Value as a percentage of Net Assets shown as a percentage of Net Assets of the respective Series. Numbers may not add due to rounding.
(2)	Partnership investment vehicle includes investments in both limited partnerships and limited liability companies.
(3)	Represents an investment in an affiliated entity of the Company.
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
or
18-218
of the LLC Act, respectively, may carry on any lawful business, purpose or activity, other than the business of banking, and has the power and capacity to, in its own name, contract, hold title to assets (including real, personal and intangible property), grant liens and security interests, and sue and be sued. The Series conduct the business of the Company jointly and although they have the ability and intention to contract in their own name, they expect to do so jointly and in coordination with one another. Under Delaware law, to the extent the records maintained for a Series account for the assets associated with such Series separately from the other assets of the Company or any other Series, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to such Series are segregated and enforceable only against the assets of such Series and not against the assets of the Company generally or any other Series. Series I and Series II are expected to invest, directly or indirectly, in the same portfolio of Infrastructure Assets on a pro rata basis. Series I is treated as a corporation for U.S. federal income tax purposes, and Series II is treated as a partnership for U.S. federal income tax purposes. The Company conducts its operations so that it is not required to register as an “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is a holding company that seeks to acquire, own and control portfolio companies, special purpose vehicles and other entities through which infrastructure assets or businesses will be held (“Infrastructure Assets”), with the objective of generating attractive risk-adjusted returns consisting of both current income and capital appreciation. Neither Series has directors, officers, or employees, but each is overseen by the Board and managed by the Operating Manager.
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
Basis of Presentation
–
Series I and Series II are treated as separate entities for U.S. federal income tax purposes with segregated assets, liabilities, income, and expenses. Allocation to each Series is based on attributable investment activity, net asset value (“NAV”), or other equitable allocation methodologies as determined by the Operating Manager. Series I and Series II reflect their pro rata share of assets and liabilities of the Company’s wholly-owned subsidiaries on the Consolidated Statements of Assets and Liabilities. Series I and Series II record their allocable share of profits and losses each month based on their relative ownership of the wholly-owned subsidiaries on the Consolidated Statements of Operations. Management believes it has made all necessary adjustments (consisting only of normal recurring items) so that the consolidated financial statements are presented fairly and that any estimates made are reasonable and prude
nt.

Basis of Consolidation
–
As provided under Regulation
S-X
and ASC
946
, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimate
s
– The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in these consolidated financial statements. Actual results could materially differ from those estimates.
Cash and Cash Equivalents
– As of September 30, 2024 and December 31, 2023, cash and cash equivalents were comprised of cash and fundings into money market funds sponsored by a U.S. financial institution. As of September 30, 2024, Series I, Series II, and Total held $71,492, $194,741, and $266,233, respectively, in money market funds. As of December 31, 2023, Series I, Series II, and Total held $21,575, $99,696, and $121,271, respectively, in money market funds, all of which were held in the Goldman Sachs Financial Square Government Fund.
Organizational and Offering Expenses
– Organizational expenses are expensed as incurred. Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business. For the three and nine months ended September 30, 2024, Series I, Series II and Total incurred organizational expenses of $7, $19, and $26, respectively. For the three months ended September 30, 2023, Series I, Series II, and Total incurred organization expenses of $91, $91, and $182 respectively. For the period from April 3, 2023 (date of formation) to September 30, 2023, Series I, Series II, and Total incurred organization expenses of $635, $635, and $1,270 respectively.
Offering expenses include registration fees and legal fees regarding the preparation of the registration statement on Form 10. Offering expenses are accounted for as deferred costs until operations begin. For the three months ended September 30, 2024, Series I, Series II, and Total
d
eferred offering expenses amortization were $35, $98, and $133, respectively. For the nine months ended September 30, 2024, Series I, Series II, and Total
d
eferred offering expenses amortization were $93, $290, and $383, respectively. For the three months ended September 30, 2023, and for the period from April 3, 2023 (date of formation) to September 30, 2023, no offering expenses were amortized for Series I, Series II, and Total. As of September 30, 2024,
d
eferred offering expenses for Series I, Series II, and Total were $591, $1,609, and $2,200, respectively. As of December 31, 2023,
d
eferred offering expenses for Series I, Series II, and Total were $432, $2,016, and $2,448, respectively.
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
Payment-in-Kind
(PIK) interest is accrued monthly on PIK fixed income securities in accordance with the contractual terms of those Infrastructure Assets. In the case of proceeds received from investments in a partnership investment vehicle and limited partnerships, the Company determines the character of such proceeds and record any interest income, dividend income, realized gains or returns of capital accordingly. For the three and nine months ended September 30, 2024, investment income was comprised of interest income and PIK income from Infrastructure Assets and cash and cash equivalents.
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

At least annually, the Board, including our independent directors, will review the appropriateness of our valuation guidelines
. From time to time, the Board, including our independent directors, may adopt changes to the valuation guidelines on occasions in which it has determined, or in the future determines, that such changes are likely to result in a more accurate reflection of estimated fair value.
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
Both Series I and Series II recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. Both Series I and Series II review and evaluate tax positions in their major jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition. The reserve for uncertain tax positions is recorded in other accrued expenses and liabilities, as applicable, in the accompanying Consolidated Statements of Assets and Liabilities. Based on this review, both Series I and Series II have determined the major tax jurisdictions to be where both Series I and Series II are organized, where both Series I and Series II hold interests in Infrastructure Assets, and where the Operating Manager is located; however, no reserves for uncertain tax positions were recorded for Series I and Series II for the three and nine months ended September 30, 2024. Both Series I and Series II are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. Generally, both Series I and Series II’s returns may be subject to examination for a period of thre
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
The following tables summarize the valuation of the Company’s investments and cash and cash equivalents in the fair value hierarchy levels as of September 30, 2024 and December 31, 2023:

September 30, 2024
Description	Total	Level I	Level II	Level III	Measured at NAV (1)
Series I
Investments in Partnership Investment Vehicle	$59,139	$—	$—	$32,313	$26,826
Investments in Loans	63,402	—	—	63,402	—
Investments in Warrants	409	—	—	409	—

Total Investments	$122,950	$—	$—	$96,124	$26,826

Cash and cash equivalents	71,492	71,492	—	—	—

Total	$194,442	$71,492	$—	$96,124	$26,826

Series II
Investments in Partnership Investment Vehicle	$161,039	$—	$—	$87,991	$73,048
Investments in Loans	172,650	—	—	172,650	—
Investments in Warrants	1,115	—	—	1,115	—

Total Investments	$334,804	$—	$—	$261,756	$73,048

Cash and cash equivalents	194,741	194,741	—	—	—

Total	$529,545	$194,741	$—	$261,756	$73,048

Total
Investments in Partnership Investment Vehicle	$220,178	$—	$—	$120,304	$99,874
Investments in Loans	236,052	—	—	236,052	—
Investments in Warrants	1,524	—	—	1,524	—

Total Investments	$457,754	$—	$—	$357,880	$99,874

Cash and cash equivalents	266,233	266,233	—	—	—

Total	$723,987	$266,233	$—	$357,880	$99,874

(1)
Included within certain investments measured at NAV were Level III investments valued at Transaction Price. Series I, Series II, and Total Level III amounts of these investments were $8,355, $22,751, and $31,106, respectively.

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
There were no transfers in or out of the Company’s investments that are classified as Level III investments for the three and nine months ended September 30, 2024. The following table shows the change in the fair value of our Level III investment during the three and nine months ended September 30, 2024:

Description	Level III Investments
Series I
Balance as of December 31, 2023	$20,442
Purchases, including capitalized PIK	16,799
Net change in unrealized appreciation/(depreciation) from investments	369
Transfers out of Level III	—
Transfers into Level III	—

Balance as of March 31, 2024	$37,610

Purchases, including capitalized PIK	27,581
Net change in unrealized appreciation/(depreciation) from investments	1,391
Transfers out of Level III	—
Transfers into Level III	—

Balance as of June 30, 2024	$66,582

Purchases, including capitalized PIK and rebalancing transaction	32,536
Net change in unrealized appreciation/(depreciation) from investments	1,401
Sales and syndication	(4,395)
Transfers out of Level III	—
Transfers into Level III	—

Balance as of September 30, 2024	$96,124

Series II
Balance as of December 31, 2023	$94,975
Purchases, including capitalized PIK	56,563
Net change in unrealized appreciation/(depreciation) from investments	1,242
Transfers out of Level III	—
Transfers into Level III	—

Balance as of March 31, 2024	$152,780

Purchases, including capitalized PIK	82,213
Net change in unrealized appreciation/(depreciation) from investments	4,070
Transfers out of Level III	—
Transfers into Level III	—

Balance as of June 30, 2024	$239,063

Purchases, including capitalized PIK and rebalancing transaction	30,829
Net change in unrealized appreciation/(depreciation) from investments	3,832
Sales and syndication	(11,968)
Transfers out of Level III	—
Transfers into Level III	—

Balance as of September 30, 2024	$261,756

Total
Balance as of December 31, 2023	$115,417
Purchases, including capitalized PIK	73,362
Net change in unrealized appreciation/(depreciation) from investments	1,611
Transfers out of Level III	—
Transfers into Level III	—

Balance as of March 31, 2024	$190,390

Purchases, including capitalized PIK	109,794
Net change in unrealized appreciation/(depreciation) from investments	5,461
Transfers out of Level III	—
Transfers into Level III	—

Balance as of June 30, 2024	$305,645

Purchases, including capitalized PIK	63,365
Net change in unrealized appreciation/(depreciation) from investments	5,233
Sales and syndication	(16,363)
Transfers out of Level III	—
Transfers into Level III	—

Balance as of September 30, 2024	$357,880

The total change in unrealized appreciation included in the Consolidated Statements of Operations within net change in unrealized appreciation/(depreciation) from investments attributable to Level III investments still held at September 30, 2024 for the three months ended September 30, 2024 for Series I, Series II, and Total were $1,401, $3,832 and $5,233 respectively; and for the nine months ended September 30, 2024 for Series I, Series II, and Total were $3,161, $9,144 and $12,305 respectively.
The following tables provides quantitative measure used to determine the fair values of the Level III investments as of September 30, 2024 and December 31, 2023:

	September 30, 2024
Asset Type	Level III Fair Value	Valuation Technique	Unobservable Input	Input
Series I
Investments in Partnership Investment Vehicle	$32,313	Discounted Cash Flow	Discount Rate	15.00% - 15.10%
			Terminal Multiple	8.5x - 14.3x
Investments in Loans	63,402	Discounted Cash Flow	Discount Rate	6.59%-17.06%
		Transaction Price (1)	N/A	N/A
Investments in Warrants	409	Transaction Price	N/A	N/A

Total	$96,124

Series II
Investments in Partnership Investment Vehicle	$87,991	Discounted Cash Flow	Discount Rate	15.00% - 15.10%
			Terminal Multiple	8.5x - 14.3x
Investments in Loans	172,650	Discounted Cash Flow	Discount Rate	6.59%-17.06%
		Transaction Price (1)	N/A	N/A
Investments in Warrants	1,115	Transaction Price	N/A	N/A

Total	$261,756

Total
Investments in Partnership Investment Vehicle	$120,304	Discounted Cash Flow	Discount Rate	15.00% - 15.10%
			Terminal Multiple	8.5x - 14.3x
Investments in Loans	236,052	Discounted Cash Flow	Discount Rate	6.59%-17.06%
		Transaction Price (1)	N/A	N/A
Investments in Warrants	1,524	Transaction Price	N/A	N/A

Total	$357,880

(1)
The Investments in Loans valued at Transaction Price include certain loans held by the Company that, pursuant to their contractual terms, produce PIK income. PIK income computed at the contractual rate is accrued into income and reflected as a receivable up to the capitalization date. As of September 30, 2024, none of Series I, Series II, or Total earned or capitalized any PIK income on investments in loans valued using Transaction Price.

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

Unconsolidated Significant Subsidiary
The following table presents summarized financial information of the applicable significant subsidiaries in which the Company, Series I, and Series II has an indirect equity interest for the period ended September 30, 2024:

Income Statement
For the nine months ended September 30, 2024
Total Revenue	$187,278
Gross profit	86,743
Income (loss) before taxes	(6,633)
Net income (loss)	(6,424)
The summarized financial information above does not represent the Company’s proportionate share.

4.	Related Party Considerations
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
For the three months ended September 30, 2024, no Special Fees allocable to the Company were received by an affiliate of the Operating Manager. For the nine months ended September 30, 2024, Special Fees allocable to the Company of $1,415 were received by an affiliate of the Operating Manager. For the three months ended September 30, 2024, $178, $485, and $663 of Special Fees received were used to offset Management Fees for Series I, Series II, and Total, respectively. For the nine months ended September 30, 2024, $368, $1,047, and $1,415 of Special Fees received were used to offset Management Fees for Series I, Series II, and Total, respectively. As of September 30, 2024, there were no remaining Special Fees allocable for future management fee offset for Series I, Series II, and Total.
For the three months ended September 30, 2024, the Operating Manager earned gross Management Fees of $232, $612, and $844 from Series I, Series II, and Total, respectively, and after reduction for the Special Fees offset, resulted in $54, $127, and $181 from Series I, Series II, and Total, respectively. For the nine months ended September 30, 2024, the Operating Manager earned gross Management Fees of $476, $1,384, and $1,860 from Series I, Series II, and Total, respectively, and after reduction for the Special Fee offset, resulted in net management fees of $108, $337, and $445 from Series I, Series II and Total, respectively.
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
For the three months ended September 30, 2024, the Operating Manager earned Performance Fees of $210, $562, and $772 from Series I, Series II and Total, respectively. For the nine months ended September 30, 2024, the Operating Manager earned Performance Fees of $479, $1,381, and $1,860 from Series I, Series II and Total, respectively.
Various affiliates of the Operating Manager are potentially involved in transactions with the Company’s investments in Infrastructure Assets, and whereby affiliates of the Operating Manager may earn fees in, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, “Capital Solution” services”).
For the three months ended September 30, 2024, no fees allocable to the Company were paid by the Company’s Infrastructure Assets to affiliates of the Operating Manager for Capital Solution services, which would have been excluded from Special Fees for Series I, Series II, and Total. For the nine months ended September 30, 2024, $1,017 of fees allocable to the Company were paid by the Company’s Infrastructure Assets to affiliates of the Operating Manager for Capital Solution services, which has been excluded from Special Fees for Series I, Series II, and Total.
The Company incurred certain operating expenses related to services provided by personnel of the Operating Manager and/or its affiliates. For the three months ended September 30, 2024, these expenses were $127, $356, and $483, for Series I, Series II and Total, respectively, and for the nine months ended September 30, 2024, these expenses were $366, $1,150, and $1,516, for Series I, Series II and Total, respectively. These expenses are included in general and administration expenses in the Consolidated Statements of Operations.
An affiliate of Apollo was issued 1,992,619 of
A-II
Shares within Series II as of December 1, 2023, for an aggregate consideration of $50,000. For the three and nine months ended September 30, 2024, there were no additional subscriptions by an Apollo affiliate other than pursuant to the DRIP (as defined below).
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

For the three months ended September 30, 2024, the Operating Manager agreed to provide Expense Support of $262, $739, and $1,001 for expenses incurred by Series I, Series II, and Total, respectively. For the nine months ended September 30, 2024, the Operating Manager agreed to provide Expense Support of $894, $2,849, and $3,743 for expenses incurred by Series I, Series II, and Total, respectively. For the three months ended September 30, 2023, the Operating Manager provided Expense Support of

$
126
, $
126
, and $
252
for expenses incurred by Series I, Series II, and Total, respectively. For the period from April 3, 2023 (dated of formation) to September 30, 2023, the Operating Manager provided Expense Support of $
670
, $
670
, and $
1,340
for expenses incurred by Series I, Series II, and Total, respectively.
As of September 30, 2024, total Due from Operating Manager for total Expense Support outstanding was $1,913, $5,211, and $7,124 for Series I, Series II, and Total, respectively, of which the Operating Manager’s ability to recoup
47
% will expire in December 2026, 21% will expire in March 2027,

% will expire in June 2027, and
14
% will expire September 2027.
As of December 31, 2023, total Due from Operating Manager for total Expense Support outstanding was $598, $2,783, and $3,381 for Series I, Series II, and Total, respectively, of which 100% will expire on December 31, 2026.
As of September 30, 2024, Series I, Series II, and Total has an outstanding payable to Operating Manager of $1,747, $5,058, and $6,805 respectively, and as of December 31, 2023, Series I, Series II, and Total has an outstanding payable to Operating Manager of $530, $2,486, and $3,016, respectively, for payments made on their behalf.
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
As of September 30, 2024, and December 31, 2023, neither Series paid the Dealer Manager for any annual distribution fees, shareholder servicing fees, upfront selling commission or dealer manager fees.
Restricted Stock Grants
The Company’s board of directors approved the Apollo Infrastructure Company LLC Restricted Share Plan for Independent Directors, pursuant to which, the Company’s E Shares may be granted to independent Directors.
The following table summarizes the grants, vesting and forfeitures of restricted common stock during the three and nine months ended September 30, 2024:

		Grant Date Fair Value
	Restricted Stock	($ in thousands)
Outstanding as of December 31, 2023	—	—
Granted	5,812	150
Vested	—	—
Forfeiture	—	—

Outstanding as of June 30, 2024	5,812	150

Granted	1,902	50
Vested	—	—
Forfeiture	—	—

Outstanding as of September 30, 2024	7,714	200

During the three and nine months ended September 30, 2024, the Company granted an aggregate of 1,902 and 7,714, respectively, Series II E Shares to the independent directors of the Company’s board of directors to cover the restricted stock portion of the annual base director’s fee for independent directors’ services to the Company. The fair value of these shares was determined using the most recent available NAV and are subject to a one-year
vesting period.
During the three months ended September 30, 2024, the Company recorded $15, $40, and $55 for Series I, Series II, and Total, respectively, of restricted stock amortization as director fees in the Consolidated Statements of Operations. During the nine months ended September 30, 2024, the Company recorded $18, $49, and $67 for Series I, Series II, and Total, respectively, of restricted stock amortization as director fees in the Consolidated Statements of Operations.

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

The following table summarizes the shareholder transactions in common shares during the three months ended March 31
,
2024, June 30, 2024 and September 30, 2024:

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
A-II Shares:
Balance as of December 31, 2023	1,851,311	$46,339	8,468,437	$211,995	10,319,748	$258,334
Proceeds from issuance of shares	1,355,539	34,401	2,674,311	67,908	4,029,850	102,309

Net increase (decrease)	1,355,539	$34,401	2,674,311	$67,908	4,029,850	$102,309

Balance as of March 31, 2024	3,206,850	$80,740	11,142,748	$279,903	14,349,598	$360,643
Proceeds from issuance of shares	1,622,381	41,576	3,564,514	91,634	5,186,895	133,210
Repurchases of shares	—	—	(4,000)	(102)	(4,000)	(102)
Reinvestment of distributions	—	—	10,301	264	10,301	264

Net increase (decrease)	1,622,381	$41,576	3,570,815	$91,796	5,193,196	$133,372

Balance as of June 30, 2024	4,829,231	$122,316	14,713,563	$371,699	19,542,794	$494,015
Proceeds from issuance of shares	1,812,197	47,144	4,570,545	119,248	6,382,742	166,392
Repurchases of shares	(20,845)	(540)	(8,000)	(208)	(28,845)	(748)
Reinvestment of distributions	82	2	13,044	339	13,126	341

Net increase (decrease)	1,791,434	$46,606	4,575,589	$119,379	6,367,023	$165,985

Balance as of September 30, 2024	6,620,665	$168,922	19,289,152	$491,078	25,909,817	$660,000

F-I Shares:
Balance as of December 31, 2023	—	$—	—	$—	—	$—
Proceeds from issuance of shares	124,118	3,146	61,294	1,555	185,412	4,701

Net increase (decrease)	124,118	$3,146	61,294	$1,555	185,412	$4,701

Balance as of March 31, 2024	124,118	$3,146	61,294	$1,555	185,412	$4,701
Proceeds from issuance of shares	128,927	3,299	53,952	1,385	182,879	4,684
Repurchases of shares	—	—	—	—	—	—
Shares reissued under the DRIP	113	3	99	3	212	6

Net increase (decrease)	129,040	$3,302	54,051	$1,388	183,091	$4,690

Balance as of June 30, 2024	253,158	$6,448	115,345	$2,943	368,503	$9,391
Proceeds from issuance of shares	417,866	10,857	376,390	9,820	794,256	20,677
Repurchases of shares	(5,678)	(147)	—	—	(5,678)	(147)
Shares reissued under the DRIP	629	16	224	6	853	22

Net increase (decrease)	412,817	$10,726	376,614	$9,826	789,431	$20,552

Balance as of September 30, 2024	665,975	$17,174	491,959	$12,769	1,157,934	$29,943

E Shares
Balance as of December 31, 2023	—	$—	—	$—	—	$—
Proceeds from issuance of shares	—	—	—	—	—	—

Net increase (decrease)	—	$—	—	$—	—	$—

Balance as of March 31, 2024	—	$—	—	$—	—	$—
Proceeds from issuance of shares	2,915	75	6,587	170	9,502	245

Net increase (decrease)	2,915	$75	6,587	$170	9,502	$245

Balance as of June 30, 2024	2,915	$75	6,587	$170	9,502	$245
Proceeds from issuance of shares	1,016	$27	3,143	$83	4,159	$110
Shares reissued under the DRIP	18	—	17	—	35	—

Net increase (decrease)	1,034	$27	3,160	$83	4,194	$110

Balance as of September 30, 2024	3,949	$102	9,747	$253	13,696	$355

V Shares:
Balance as of December 31, 2023	40	$1	40	$1	80	$2
Proceeds from issuance of shares	—	—	—	—	—	—

Net increase (decrease)	—	$—	—	$—	—	$—

Balance as of March 31, 2024	40	$1	40	$1	80	$2
Proceeds from issuance of shares	—	—	—	—	—	—

Net increase (decrease)	—	$—	—	$—	—	$—

Balance as of June 30, 2024	40	$1	40	$1	80	$2
Proceeds from issuance of shares	—	—	—	—	—	—

Net increase (decrease)	—	$—	—	$—	—	$—

Balance as of September 30, 2024	40	$1	40	$1	80	$2

Total net increase (decrease)	5,439,278	139,859	11,322,421	292,105	16,761,699	431,964

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
For the three months ended September 30, 2024, the Company issued

82
Series I A-II
 Shares
, 629 Series I F-I Shares,
18
Series I E
S
hares
, 13,044

Series II A-II Shares,
 224
Series II F-I Shares, and
17
Series II E shares for an aggregate purchase price of $
364
,
in each case under the DRIP. For the nine months ended September 30, 2024, the Company issued 82 Series I A-II
 Shares
, 742 Series I F-I Shares, 18 Series I E shares, 23,345 Series II A-II Shares, 323 Series II F-I Shares, and 17 Series II E shares for an aggregate purchase price of $633, in each case under the DRIP. As of December 31, 2023, the Company had
no
t issued any shares under the DRIP.
Share Repurchases
The Company has a share repurchase plan pursuant to which, on a quarterly basis, Shareholders may request that the Company repurchase all or any portion of their Shares. The Company may repurchase fewer Shares than have been requested in any particular quarter to be repurchase under the Company’s share repurchase plan, or none at all, in the Company’s discretion at any time. The Company expects that each Series will conduct quarterly Share Repurchases for up to 5.0% of the aggregate NAV of our outstanding Investor
Shares
and E Shares of each Series (measured across both Series) at a price based on the NAV per Share as of the last business day of the quarter prior to the commencement of the share repurchase plan.
For the three months ended September 30, 2024, the Company repurchase
d 20,845
Series I A-II Shares
, 5,678
Series I F-I Shares, and

8,000

Series II A-II Shares of the Company’s equity securities for a total purchase price of $895. For the nine months ended September 30, 2024, the Company repurchased 20,845 Series I A-II Shares, 5,678 Series I F-I Shares, and 12,000 Series II A-II Shares of the Company’s equity securities for a total purchase price of
$
997
. As of December 31, 2023, the Company had
no
t repurchased any shares under the share repurchase plan.
Distribution
The following table reflects the aggregate distributions per share declared for each applicable share type of the Company:

	Three Months Ended September 30, 2024
	Series I			Series II
	A-II Shares	F-I Shares	E Shares	A-II Shares	F-I Shares	E Shares
Distributions declared per share	$0.18	$0.18	$0.18	$0.18	$0.18	$0.18

	Nine Months Ended September 30, 2024
	Series I			Series II
	A-II Shares	F-I Shares	E Shares	A-II Shares	F-I Shares	E Shares
Distributions declared per share	$0.47	$0.47	$0.34	$0.47	$0.47	$0.34
The distributions for each share type were payable to holders of record at the close of business day on March 31, 2024, June 30, 2024 and September 30, 2024 and were paid on April 29, 2024, July 26, 2024 and October 25, 2024, respectively. The distributions were paid in cash or reinvested in the shares of the Company for shareholders participating in the DRIP of the Company.

6.	Commitments and Contingencies
Litigation
The Company was not subject to any litigation nor was the Company aware of any material litigation threatened against it.

Infrastructure Assets
As of September 30, 2024, Company had unfunded commitments of $80,559 related to Infrastructure Assets. Series I and Series II share of unfunded commitments as of September 30, 2024 was
 $21,638 and $58,921, respectively.
As of December 31, 2023, the Company had unfunded commitments of $2,833 related to Infrastructure Assets. Series I and Series II share of unfunded commitments as of December 31, 2023 was
 $508 and $2,325, respectively.
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
For the three months ended September 30, 2024, the provision for (benefit from) income tax totaled $918, $2,112, and $3,030 for Series I, II and Total, respectively, resulting in an effective tax rate of 24%, 20%, and 21% for Series I, Series II, and Total, respectively. For the nine months ended September 30, 2024, the provision for (benefit from) income taxes totaled $2,068, $5,061, and $7,129 for Series I, II and Total, respectively, resulting in an effective tax rate of approximately 24%, 19%, and 21% for Series I, II and Total, respectively. For Series I, the primary items giving rise to the difference between the 21% federal statutory rate applicable to corporations and the effective tax rate are state and local income taxes (net of federal benefit). For Series II, the primary items giving rise to the difference between the 0% federal statutory rate applicable to partnerships and the effective tax rate are U.S. federal, state, and/or local taxes on the Series II taxable subsidiaries.
In evaluating the realizability of deferred tax assets, the Company assesses whether it is more likely than not that some portion, or all, of the deferred tax assets, will be realized. The Company considers, among other things, the generation of future taxable income (including reversals of deferred tax assets) during the periods in which the related temporary differences will become deductible. As of September 30, 2024 and December 31, 2023, the Company has no gross deferred tax assets and therefore, no valuation allowance is necessary.

8.	Financial Highlights
The following are the financial highlight
s
 for the nine months ended September 30, 2024:

	Series I A-II Shares	Series I F-I Shares	Series I E Shares	Series II A-II Shares	Series II F-I Shares	Series II E Shares	Total A-II Shares	Total F-I Shares	Total E Shares
Per Share Data:
Net asset value at beginning of period	$25.25			$25.28	$—	$—	$25.27	$—	$—
Proceeds from issuance of shares	—	25.79	25.82	—	25.96	25.95	—	25.86	25.91
Distributions declared (1)	(0.47)	(0.47)	(0.34)	(0.47)	(0.47)	(0.34)	(0.47)	(0.47)	(0.34)
Net investment income (2)	0.72	0.55	0.36	0.78	0.53	0.36	0.76	0.55	0.36
Net realized and unrealized gain/(loss) (3)	0.67	0.18	0.39	0.67	0.13	0.35	0.68	0.15	0.36

Net increase (decrease) in net assets resulting from operations	$1.39	$0.73	$0.75	$1.45	$0.66	$0.71	$1.44	$0.70	$0.72

Net asset value at end of period	$26.17	$26.05	$26.23	$26.26	$26.15	$26.32	$26.24	$26.09	$26.29

Shares outstanding at end of period	6,620,665	665,975	3,949	19,289,153	491,959	9,747	25,909,818	1,157,934	13,696
Weighted average shares outstanding	4,350,977	255,918	3,365	13,873,045	143,931	7,517	18,224,022	399,849	10,882
Ratio/Supplemental Data:
Net assets at end of period	$173,236	$17,351	$104	$506,545	$12,864	$257	$679,781	$30,215	$361
Annualized ratio to average net assets (4)
Total expenses before expense support and after performance fees (5),(6)	2.40%	2.83%	1.68%	2.44%	2.89%	1.68%	2.43%	2.85%	1.68%
Total expenses after expense support and after performance fees (5),(6)	1.39%	1.99%	0.95%	1.38%	2.12%	0.97%	1.38%	2.04%	0.96%
Total expenses after expense support and before performance fees (5),(6)	1.00%	1.29%	0.95%	1.00%	1.41%	0.97%	1.00%	1.33%	0.96%
Net investment income (5),(6)	4.30%	3.60%	5.46%	4.51%	3.45%	5.41%	4.46%	3.55%	5.42%
Total return (7)	5.54%	5.09%	3.26%	5.80%	5.35%	3.32%	5.74%	5.17%	3.30%

(1)	The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transaction (refer to Note 5).

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

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

9.	Subsequent Events
Management has evaluated subsequent events and determined to disclose the following subsequent events and transactions.
October Financial Update
On October 1, 2024, the Company issued and sold the following unregistered shares of the Company to third party investors for cash:

Type	Number of Shares Sold	Aggregate Consideration
Series I
A-II Shares	390,965	$10,230
F-I Shares	135,450	3,529
E shares	191	5
Series II
A-II Shares	3,021,692	$79,352
F-I Shares	48,144	1,259
E Shares	6,459	170
Distribution Reinvestment Plan
On October 25, 2024, pursuant to the DRIP, the Company issued approximately 590 Series I
A-II
Shares, approximately 1,429 Series I
F-I
Shares, approximately 27 Series I E Shares, approximately 15,030 Series II
A-II
Shares, approximately 2,561 Series II
F-I
Shares, and approximately 40 Series II E Shares for an aggregate consideration of $516.
On November 8, 2024, the Company repurchased 4,000 Series I
A-II
Shares, 6,312 Series I
F-I
Shares, and 66,658 Series II
A-II
Shares of the Company for an aggregate purchase price of $
2,020
.

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

Recent Developments

Infrastructure Assets Activity

For the three and nine months ended September 30, 2024, the Company acquired interests in new Infrastructure Assets as follows:

A subsidiary of the Company has acquired a preferred equity position in an asset-level partnership with a developer of residential solar assets.

A subsidiary of the Company has acquired a common equity position in a fixed base operator platform serving business and general aviation.

A subsidiary of the Company has acquired subordinated notes issued by a built-to-suit cellular tower operator in the United States.

A subsidiary of the Company has acquired a funded construction loan issued by a large liquified natural gas export facility under construction on the Louisiana Gulf Coast.

A subsidiary of the Company has acquired senior notes issued in connection with an investment by a leading-edge semiconductor wafer manufacturing facility in Ireland.

A subsidiary of the company has acquired a subordinated credit facility issued by a battery storage independent power producer.

A subsidiary of the company has acquired a senior secured first lien credit facility issued by an energy company which captures and recycles recoverable heat and by-product fuels.

A subsidiary of the company has acquired a first mortgage issued by a long-term lease construction company.

The Company has also acquired first lien senior secured notes issued by companies across infrastructure related sectors.

October Financial Update

As of October 1, 2024, the Company issued and sold the following unregistered shares of the Company to third party investors for cash ($ in thousands):

Type	Number of Shares Sold	Aggregate Consideration
Series I
A-II Shares	390,965	$10,230
F-I Shares	135,450	3,529
E Shares	191	5
Series II
A-II Shares	3,021,692	$79,352
F-I Shares	48,144	1,259
E Shares	6,459	170

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

Discussions of the results of operations for the three and nine months ended September 30, 2024 are as follows:

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

Three Months Ended September 30, 2024

Revenues

Series I recorded $4,487 of revenues for the three months ended September 30, 2024 consisting of $3,025 of interest income and $1,462 of net realized and unrealized gains. Series II recorded $12,400 of revenues for the three months ended September 30, 2024 consisting of $8,389 of interest income and $4,011 of net realized and unrealized gains. Interest income was generated from Infrastructure Assets and Liquidity Portfolio including cash and cash equivalents. Unrealized gains are generally generated from the unrealized appreciation of Partnership Investment Vehicles.

Expenses

Management Fee

For the three months ended September 30, 2024, the Operating Manager earned gross Management Fees of $232, $612, and $844 from Series I, Series II, and Total, respectively, with a Special Fees offset of $178, $485, and $663, from Series I, Series II and Total, respectively, resulting in net management fees of $54, $127, and $181 from Series I, Series II and Total, respectively.

Selling Commissions and Ongoing Distribution and Servicing Fees

For the three months ended September 30, 2024, neither Series paid the Dealer Manager for any annual distribution fees, shareholder servicing fees, upfront selling commission or dealer manager fees.

Special Fees

For the three months ended September 30, 2024, no Special Fees allocable to the Company were received by an affiliate of the Operating Manager, which will be used to offset Management Fees for Series I, Series II and Total, respectively. For the three months ended September 30, 2024, $178, $485, and $663 of the total Special Fees allocable to the Company were used to offset Management Fees for Series I, Series II and Total, respectively. As of September 30, 2024, there were no remaining Special Fees allocable for future management fee offset for Series I or Series II.

Performance Fee

For the three months ended September 30, 2024, the Operating Manager earned Performance Fees of $210, $562, and $772 from Series I, Series II and Total, respectively.

Organizational and Offering Expenses

Series I, Series II, and Total incurred organizational expenses of $7, $19, and $26 for the three months ended September 30, 2024, respectively.

For the three months ended September 30, 2024, the company did not incur any deferred offering expenses. For the three months ended September 30, 2024, Series I, Series II, and Total amortized offering expenses of $35, $98, and $133, respectively. The remaining amounts are deferred and reflected in the Consolidated Statements of Assets and Liabilities in the financial statements of the Company.

Organizational and Offering Expenses are paid by the Operating Manager, subject to potential recoupment as described in “Part I, Item 1. Financial Statements—Notes to Financial Statements (Unaudited) —Note 4. Related Party Considerations.”

Operating Expenses

Series I, Series II, and Total incurred Operating Expenses of $649, $1,811, and $2,460, respectively, for the three months ended September 30, 2024. These expenses relate to general and administration expenses and director fees.

Company Expense Support and Conditional Reimbursement of the Operating Manager

For the three months ended September 30, 2024, the Operating Manager elected to provide an Expense Support of $262, $739, and $1,001 for expenses incurred by Series I, Series II, and Total, respectively.

Income Taxes

For the three months ended September 30, 2024, Series I, Series II, and Total had an income tax provision of $918, $2,112, and $3,030, respectively, comprising of U.S. federal and state taxes, which are based upon income, dividends, and gains earned.

Nine Months Ended September 30, 2024

Revenues

Series I recorded $10,120 of revenues for the nine months ended September 30, 2024, consisting of $6,712 of interest income and $3,408 of net realized and unrealized gains. Series II recorded $30,133 of revenues for the nine months ended September 30, 2024 consisting of $20,069 of interest income and $10,064 of net realized and unrealized gains. Interest income was generated from Infrastructure Assets and Liquidity Portfolio including cash and cash equivalents. Unrealized gains are generally generated from the unrealized appreciation of Partnership Investment Vehicles.

Expenses

Management Fee

For the nine months ended September 30, 2024, the Operating Manager earned gross Management Fees of $476, $1,384, and $1,860 from Series I, Series II and Total, respectively, with a Special Fees offset of $368, $1,047, and $1,415, from Series I, Series II and Total, respectively, resulting in net management fees of $108, $337, and $445 from Series I, Series II and Total, respectively.

Selling Commissions and Ongoing Distribution and Servicing Fees

For the nine months ended September 30, 2024, neither Series paid the Dealer Manager for any annual distribution fees, shareholder servicing fees, upfront selling commission or dealer manager fees.

Special Fees

For the nine months ended September 30, 2024, $1,415 of Special Fees allocable to the Company were received by an affiliate of the Operating Manager, which will be used to offset Management Fees for Series I, Series II and Total, respectively. For the nine months ended September 30, 2024, $368, $1,047, and $1,415 of the total Special Fees allocable to the Company were used to offset Management Fees for Series I, Series II and Total, respectively. As of September 30, 2024, there were no remaining Special Fees allocable for future management fee offset for Series I or Series II.

Performance Fee

For the nine months ended September 30, 2024, the Operating Manager earned Performance Fees of $479, $1,381, and $1,860 from Series I, Series II and Total, respectively.

Organizational and Offering Expenses

Series I, Series II, and Total incurred organizational expenses of $7, $19, and $26 respectively for the nine months ended September 30, 2024.

Series I, Series II, and Total incurred deferred offering expenses of $34, $101, and $135, respectively, for the nine months ended September 30, 2024. Series I, Series II, and Total amortized offering expenses of $93, $290, and $383, respectively, for the nine months ended September 30, 2024. The remaining amounts are deferred and reflected in the Consolidated Statements of Assets and Liabilities in the financial statements of the Company.

Operating Expenses

Series I, Series II, and Total incurred Operating Expenses of $1,594, $4,944, and $6,538, respectively, for the nine months ended September 30, 2024. These expenses relate to general and administration expenses and director fees.

Company Expense Support and Conditional Reimbursement of the Operating Manager

For the nine months ended September 30, 2024, the Operating Manager elected to provide an Expense Support of $894, $2,849, and $3,743 for expenses incurred by Series I, Series II, and Total, respectively.

Income Taxes

For the nine months ended September 30, 2024, Series I, Series II and Total had an income tax provision of $2,068, $5,061, and $7,129, respectively, comprising of U.S. federal and state taxes, which are based upon income, dividends, and gains earned.

Net Asset Value

We calculate NAV per Share in accordance with valuation policies and procedures that have been approved by our Board. Our NAV per Share of each type of Share is the price at which we sell and repurchase our Shares. The following tables include the net asset value of outstanding Shares as of September 30, 2024. The following table provides a breakdown of the major components of our total Net Asset Value as of September 30, 2024 ($ in thousands, except shares):

Components of Net Asset Value	September 30, 2024
Investments at fair value (1)	$457,754
Cash and cash equivalents	266,233
Other assets	13,553
Distribution payable	(4,888)
Other liabilities	(20,256)
Accrued Performance Fee	(1,860)
Management fee payable	(177)

Net Asset Value	$710,359

Number of outstanding shares	27,081,258

(1)	With respect to September 30, 2024, at a cost of $443,789.

The following table provides a breakdown of our total Net Asset Value and our NAV per Share by type as of September 30, 2024 ($ in thousands, except shares and per share data):

Net Asset Value per share	Series I A-II Shares	Series I F-I Shares	Series I V Shares	Series I E Shares	Series II A-II Shares	Series II F-I Shares	Series II V Shares	Series II E Shares	Total
Monthly Net Asset Value	$173,236	$17,351	$1	$104	$506,545	$12,864	$1	$257	$710,359
Number of outstanding shares	6,620,665	665,975	40	3,949	19,289,153	491,959	40	9,747	27,081,528
NAV per Share as of September 30, 2024	$26.17	$26.05	$25.00	$26.22	$26.26	$26.15	$25.00	$26.32

Valuation Methodologies and Significant Inputs

The following table provides quantitative measures used to determine the fair values of our Level III investments as of September 30, 2024 ($ in thousands):

Asset Type	Level III Fair Value	Valuation Technique	Unobservable Input	Input
Series I
Investments in Partnership Investment Vehicle	$32,313	Discounted Cash Flow	Discount Rate	15.00% - 15.10%
			Terminal Multiple	8.5x - 14.3x
Investments in Loans	63,402	Discounted Cash Flow	Discount Rate	6.59%-17.06%
		Transaction Price (1)	N/A	N/A
Investments in Warrants	409	Transaction Price	N/A	N/A

Total	$96,124

Series II
Investments in Partnership Investment Vehicle	$87,991	Discounted Cash Flow	Discount Rate	15.00% - 15.10%
			Terminal Multiple	8.5x - 14.3x
Investments in Loans	172,650	Discounted Cash Flow	Discount Rate	6.59%-17.06%
		Transaction Price (1)	N/A	N/A
Investments in Warrants	1,115	Transaction Price	N/A	N/A

Total	$261,756

Total
Investments in Partnership Investment Vehicle	$120,304	Discounted Cash Flow	Discount Rate	15.00% - 15.10%
			Terminal Multiple	8.5x - 14.3x
Investments in Loans	236,052	Discounted Cash Flow	Discount Rate	6.59%-17.06%
		Transaction Price (1)	N/A	N/A
Investments in Warrants	1,524	Transaction Price	N/A	N/A

Total	$357,880

(1)

The Investments in Loans valued at Transaction Price include certain loans held by the Company that, pursuant to their contractual terms, produce PIK income. PIK income computed at the contractual rate is accrued into income and reflected as a receivable up to the capitalization date. As of September 30, 2024, none of Series I, Series II, or Total earned or capitalized any PIK income on investments in loans valued using Transaction Price.

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

Distributions

On September 30, 2024, the Company declared distributions on the following outstanding shares of the Company in the amounts per share set forth below:

Type	Distribution
Series I
A-II Shares	$0.1805
F-I Shares	$0.1805
E Shares	$0.1805
Series II
A-II Shares	$0.1805
F-I Shares	$0.1805
E Shares	$0.1805

Liquidity and Capital Resources

As of September 30, 2024, the Company had $266,233 in cash and cash equivalents, primarily the result from sales of our Shares.

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

Share Repurchases

For the three months ended September 30, 2024, the Company repurchased 20,845 Series I A-II Shares, 5,678 Series I F-I Shares, and 8,000 Series II A-II Shares of the Company’s equity securities for a total purchase price of $895. For the nine months ended September 30, 2024, the Company repurchased 20,845 Series I A-II Shares, 5,678 Series I F-I Shares, and 12,000 Series II A-II Shares of the Company’s equity securities for a total purchase price of $997. We expect that each Series will conduct quarterly Share repurchases (each, a “Share Repurchase”) for up to 5.0% of the aggregate NAV of our outstanding Investor Shares and E Shares of each Series (measured across both Series) at a price based on the NAV per Share as of the last business day of the quarter prior to the commencement of a Share Repurchase (the “Repurchase Plan”). The Company made Share Repurchases beginning in the second quarter of 2024. Due to tax considerations and other factors, the NAV between each Series will differ, and because of differential fees and other factors, NAV between Share type will differ, but all NAV calculations are expected to be based on the joint underlying economic interests of both Series in the Infrastructure Assets.

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

Cash Flows

The following table summarizes the changes to our cash flows for the nine months ended September 30, 2024 ($ in thousands):

Cash flows from:	For the Nine Months Ended September 30, 2024
Operating activities	$(282,383)
Financing activities	427,345
Net (decrease) in cash and cash equivalents	$144,962

Cash used in operating activities

Our cash flow used in operating activities was $282,383 for the nine months ended September 30, 2024, which mostly relates to the acquisition of Infrastructure Assets. Our net increase in net assets resulting from operations was $27,615 for the nine months ended September 30, 2024, which reflects income interest and an increase in the value of our Infrastructure Assets and Liquidity Portfolio, partially offset by expenses and income taxes incurred.

Cash provided by financing activities

Our cash flow provided by financing activities was $427,345 for the nine months ended September 30, 2024, which was primarily comprised of gross proceeds from the sale of Shares pursuant to our Private Offering and distributions paid.

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

Contractual Obligations

See “Note 6. Commitments and Contingencies” to our financial statements in this Quarterly Report on Form 10-Q for our contractual obligations and commitments with payments due subsequent to September 30, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risks primarily relates to movements in the fair value of Infrastructure Assets. The fair value of Infrastructure Assets may fluctuate in response to changes in the values of Infrastructure Assets and interest rates. The quantitative information provided in this section was prepared using estimates and assumptions that management believes are appropriate. The actual impact of a hypothetical adverse movement in these risks could be materially different from the amounts shown below. All dollar amounts in this “Item 3. Quantitative and Qualitative Disclosures about Market Risk” are in thousands, unless otherwise noted.

Changes in Fair Value

All of our Infrastructure Assets as of September 30, 2024 are reported at fair value. Net changes in the fair value of Infrastructure Assets impact the net increase or decrease in net assets resulting from operations in our Consolidated Statements of Operations. Based on Infrastructure Assets held as of September 30, 2024, we estimate that an immediate 10% increase or decrease in the fair value of Infrastructure Assets generally would result in a commensurate change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the Infrastructure Asset was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Based on the fair value of Infrastructure Assets as of September 30, 2024, we estimate that an immediate, hypothetical 10% increase or decline in the fair value of Infrastructure Assets would result in an increase or decline, respectively, in net assets resulting from operations of $45,775, if not offset by other factors.

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

Additionally, with respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt acquisitions to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our debt acquisitions to increase. As of September 30, 2024, we had no indebtedness.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company and the Series maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-5(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Part II. Other Information
Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2024, we were not involved in any material legal proceedings.
Item 1A. Risk Factors
For information regarding the risk factors that could affect the Company’s business, operating results, financial condition and liquidity, see the information under “
Part I, Item 1A. Risk Factors
” in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2023. There have been no material changes to the risk factors previously disclosed in such filing.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2024, the Company repurchased Shares in the following amounts:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2024 to July 31, 2024	—	$—	—	—
August 1, 2024 to August 31, 2024	34,523	$25.92	34,523	—
September 1, 2024 to September 30, 2024	—	$—	—	—

Total	34,523	$25.92	34,523	—

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

(2)
The Shares listed above were repurchased on August 8, 2024. See “Part II, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Share Repurchases” in this Quarterly Report on Form
10-Q
for a discussion of the Company’s share repurchases for applicable share classes during the quarter ended September 30, 2024.

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

APOLLO INFRASTRUCTURE COMPANY LLC

/s/ Yvette Novo
Date: November 14, 2024	Chief Financial Officer

(Principal Financial Officer)