Form 10-K
period 2024-12-31
Apollo Infrastructure Co LLC
filed 2025-03-31
CIK 1971381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by
non-affiliates
of the registrant: There is currently no
established public market for the registrant’s limited liability company interests.
As of March 31, 2025, the registrant had, (i) with respect to Series I limited liability company interests,

40 V Shares, 10,032,586
A-II
Shares, 8,201 E Shares, 1,304,300
F-I
Shares, 110 S Shares and 338,637 I Shares and

(ii)
 with respect to Series II limited liability company interests, 40 V Shares, 27,812,717
A-II
Shares, 32,351 E Shares, 1,091,521
F-I
Shares, 110 S Shares and 32,170 I Shares outstanding.
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

•	Our ability to achieve our business objectives depends on the Operating Manager.

•

We face heightened risk from working with Affiliated Service Providers since key personnel will not devote their full time or attention to the Company and could leave the Affiliated Service Provider at any time.

•	We may face a breach of our cyber security, which could result in exposure of confidential information and adverse consequences to our operations.

•	We face heightened risks because we recently commenced operations and have a limited operating history or record.

Risks Related to the Company’s Infrastructure Assets and Owning and Managing Infrastructure Assets Generally

•	We face heightened risks relating to owning and managing Infrastructure Assets.

•	Our acquisitions and assets are affected by the general economy and recent events, including market volatility.

•	The success of the Company depends on our ability to navigate the acquisitions and competition of the market.

Risks Related to our Primary Operating Strategies

Risks Related to Acquiring Long-Term Control-Oriented Infrastructure Assets

•

Government contracts can be uncertain. For example, the U.S. government can, in some circumstances, unilaterally suspend its contractors from receiving new contracts in the event of certain violations of law or regulation.

•	The Company faces the risk of eminent domain and governmental takings.

•	Our business may be adversely affected by labor relations, commodity price risk and energy industry market dislocation.

•	Compliance with environmental laws and regulations may result in substantial costs to the Company.

Risks Related to Infrastructure Asset Financings

•	There is no restriction on credit quality for Company acquisitions of debt instruments and the amount and timing of payments with respect to loans are not guaranteed, which may cause losses.

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

•	For a portion of our assets, we are at risk of having a limited ability to control an asset when we hold a non-controlling interest in that asset.

•	We may participate in proposed transactions where the value of securities can decline if the transaction is not consummated.

•	We may acquire or invest in Infrastructure Assets in distressed securities or entities that are in or may become bankrupt, which typically involves elevated risk.

Risks Related to Regulatory Matters

•	We would not be able to operate our business according to our business plans if we are required to register as an investment company under the Investment Company Act.

•	Legal, regulatory and tax changes associated with alternative investment structures which could adversely impacts the Company.

•

We have to comply with certain reporting obligations not applicable to private companies. We will need to make significant capital expenditures to be in compliance with certain regulations not applicable to private companies.

•	We could be adversely impacted by any compliance failure with the Operating Manager or any affiliated entities.

Tax Risks Related to the Company, the Shares and the Company’s Infrastructure Assets

•	Our acquisition decisions will be based on economic considerations which could result in adverse tax consequences.

•	We face the risk of owning special purpose vehicles in a manner that is not fully tax efficient because certain jurisdictional rules or other factors may limit our ability to do so.

•	If Series II were to be treated as a corporation for U.S. federal income tax purposes, the value of our Series II Shares might be adversely affected.

•	Series I and II face the risk of a tax audit which may have adverse consequences for Series I and/or the Series II Shareholders.

•	If a REIT Subsidiary does not qualify as a REIT, it could face a substantial tax liability.

Risks Related to Potential Conflicts of Interest

•	We are subject to conflicts of interest arising out of our relationship with Apollo, including the Operating Manager and its affiliates.

•	The compensation arrangements of the Operating Manager or its affiliates and their personnel could influence the Operating Manager’s services to us.

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

General Description of Business and Operations

The Company was formed on April 3, 2023 as a Delaware limited liability company. We are a holding company whose mission is to be a leading owner and operator of and capital provider to Infrastructure Assets across global private markets. In doing so, our objective is to generate excess returns per unit of risk for holders of our Shares (as defined below) (the “Shareholders,” which term may also refer to prospective shareholders in the applicable Series (as defined below), as the context requires) consisting of both current income and long-term capital appreciation. We plan to establish operations and provide capital to Infrastructure Assets across power and renewables, transportation, digital infrastructure, and social infrastructure sectors (collectively, the “Target Sectors”). We seek to have a global footprint, focusing primarily on opportunities in North America, countries in Western Europe and member states of the Organization for Economic Co-operation and Development (“OECD”).

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

On April 10, 2023, the Company established two registered series of limited liability company interests, Apollo Infrastructure Company LLC—Series I (“Series I”) and Apollo Infrastructure Company LLC—Series II (“Series II” and, together with Series I, the “Series”), pursuant to the Delaware Limited Liability Company Act (as amended from time to time, the “LLC Act”), and although the U.S. Internal Revenue Service (“IRS”) has only issued proposed regulations relating to series entities, each Series is intended to be treated as a separate entity, and have a different tax classification, for U.S. federal income tax purposes. Under Delaware law, to the extent the records maintained for a Series account for the assets associated with such Series separately from the other assets of the Company or any other Series, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to such Series are segregated and enforceable only against the assets of such Series and not against the assets of the Company generally or any other Series. Series I and Series II are expected to invest, directly or indirectly, in the same portfolio of Infrastructure Assets on a pro rata basis. Series I has elected to be treated as a corporation for U.S. federal income tax purposes and Series II is intended to be treated as a partnership for U.S. federal income tax purposes. The state tax treatment of a series limited liability company depends on the laws of each state, and it is possible that a particular state may treat Series I and Series II as a single entity for state tax purposes or may treat Series I or Series II as separate entities but classified differently than the IRS does for U.S. federal income tax purposes. The Series conduct the business of the Company jointly and although they have the ability and intention to contract in their own names, they expect to do so jointly and in coordination with one another. Each Series is overseen by the Company’s board of directors (the “Board”) and managed by Apollo Manager, LLC, a Delaware limited liability company (the “Operating Manager”).

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

Founded in 1990, Apollo is a high-growth, global alternative asset manager with $751.0 billion of Assets Under Management (as defined below) as of December 31, 2024. As of December 31, 2024, Apollo’s asset management business had 3,125 employees with offices throughout the world. Apollo seeks to provide its clients excess return at every point along the risk-reward spectrum from investment grade debt to private equity. None of Apollo’s results should be attributed to the Company and there is no guarantee of similar results for the Company.

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

For purposes of this Annual Report on Form 10-K, the term “Assets Under Management” refers to the assets of the funds, partnerships and accounts to which Apollo provides investment management, advisory or certain other investment related services, including, without limitation, capital that such funds, partnerships and accounts have the right to call from investors pursuant to capital commitments; Apollo’s Assets Under Management equals the sum of: (i) the net asset value plus used or available leverage and/or capital commitments, or gross assets plus capital commitments, of the credit and certain equity funds, partnerships and accounts for which Apollo provides investment management or advisory services, other than certain collateralized loan obligations, collateralized debt obligations and certain perpetual capital vehicles, which have a fee-generating basis other than the mark-to-market value of the underlying assets; for certain perpetual capital vehicles in credit, gross asset value plus available financing capacity; (ii) the fair value of the investments of the equity and certain credit funds, partnerships and accounts Apollo manages or advises plus the capital that such funds, partnerships and accounts are entitled to call from investors pursuant to capital commitments, plus portfolio level financings; (iii) the gross asset value associated with the reinsurance investments of the portfolio company assets Apollo manages or advises; and (iv) the fair value of any other assets that Apollo manages or advises for the funds, partnerships and accounts to which Apollo provides investment management, advisory or certain other investment-related services, plus unused credit facilities, including capital commitments to such funds, partnerships and accounts for investments that may require pre-qualification or other conditions before investment plus any other capital commitments to such funds, partnerships and accounts available for investment that are not otherwise included in the clauses above. Apollo’s Assets Under Management measure includes assets under management for which it charges either nominal or zero fees. Apollo’s Assets Under Management measure also includes assets for which Apollo does not have investment discretion, including certain assets for which Apollo earns only investment-related service fees, rather than management or advisory fees. Apollo’s definition of Assets Under Management is not based on any definition of assets under management contained in its governing documents or in any management agreements of the funds Apollo manages. Apollo considers multiple factors for determining what should be included in its definition of Assets Under Management. Such factors include but are not limited to (1) its ability to influence the investment decisions for existing and available assets; (2) its ability to generate income from the underlying assets in the funds it manages; and (3) the assets under management measures that Apollo uses internally or believes are used by other investment managers. Given the differences in the investment strategies and structures among other alternative investment managers, Apollo’s calculation of Assets Under Management may differ from the calculations employed by other investment managers and, as a result, this measure may not be directly comparable to similar measures presented by other investment managers. Apollo’s calculation also differs from the manner in which its affiliates registered with the SEC report “Regulatory Assets Under Management” on Form ADV and Form PF in various ways. Apollo uses “Assets Under Management” as a performance measurement of its investment activities, as well as to monitor fund size in relation to professional resource and infrastructure needs.

Apollo’s dedicated infrastructure investing platform began its operations in 2018, and the Apollo infrastructure investment team and asset management professionals (the “Apollo Infrastructure Team”) is led by Harry Seekings and Olivia Wassenaar, and sits within Apollo’s Sustainability and Infrastructure Group, which is led by Olivia Wassenaar. The combined group brings together Apollo’s expertise across infrastructure, sustainability and impact strategies. As such, we believe access to Apollo’s broader Sustainability and Infrastructure Group provides AIC with opportunities for attractive capital deployment and continued value creation.

Pursuant to the Operating Agreement, the Operating Manager is entitled to receive a Management Fee (as defined below) and expense reimbursements. So long as the Operating Agreement has not been terminated, the Operating Manager is entitled to receive a Performance Fee (as defined below). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management Fee” and “—Performance Fee” for additional information.

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

•

Digital infrastructure. Digital infrastructure provides the mission-critical backbone for global communications between countries, public and private enterprises and individual consumers. The proliferation of wireless devices and mobile data usage, together with the advancement/complexity of data applications and the “internet of things,” have highlighted the need for continuous investment in high-quality communications and digital infrastructure. The basic infrastructure assets—data centers, fiber, wireless towers, small cells and distributed antenna systems—all serve to store or transmit data across networks. Despite the evolution of cloud technology, every single bit of data produced and consumed in the world needs to travel across physical infrastructure in order to be sent by or retrieved from any device.

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

Employees

We did not have any employees as of December 31, 2024. Services necessary for our business are provided by individuals who are employees of Apollo pursuant to the terms of the Operating Agreement.

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

The Company can enter into agreements to consummate transactions that involve payments, such as reverse break-up fees, by the Company in certain circumstances even if the Company does not consummate the transaction. As a result, the Company could incur a substantial cost with no opportunity for a return. Even if the Company’s acquisitions of Infrastructure Assets are successful, such assets are not generally expected to produce a realized return to the Shareholders for a number of years after the acquisition is completed, if ever. In certain instances, the Company may acquire an Infrastructure Asset with the intent to subsequently sell or syndicate a portion of such Infrastructure Asset to Co-Investors or other persons (including Apollo or applicable funds, accounts, entities, vehicles, products and/or similar arrangements sponsored, managed or advised by Apollo, as applicable, (each, an “Apollo Client”) prior to the closing of the acquisition of such Infrastructure Asset. In such event, the Company will bear the risk that any or all of the excess portion of such Infrastructure Asset will not be sold or will only be sold on unattractive terms and that, as a consequence, the Company will bear the entire portion of any reverse break-up fee or other fees, costs and expenses related to such Infrastructure Asset, hold a larger than expected investment in such Infrastructure Asset or could realize lower than expected returns from such Infrastructure Asset (see also “—Risks Related to our Company and an Investment in our Shares—Our business may be affected by offering Co-Investments or opportunities to provide debt financing to any person” below). Any such sell down or syndication will not be deemed to be a cross trade or principal trade and, as such, will not require the approval of the Board, the Shareholders or any other person. Further, any “back-to-back” commitment or assignment of a commitment in connection with an acquisition similarly will not be deemed a cross trade or a principal trade. Accordingly, an investment in the Company should only be considered by prospective investors who do not require current income and can afford a loss of their entire investment.

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

Additionally, before making an acquisition, the Operating Manager typically conducts due diligence that it deems reasonable and appropriate based on the facts and circumstances applicable to such asset. Due diligence might entail an evaluation of important and complex business, financial, tax, accounting, environmental, sustainability and legal issues and assessment of cyber security and information technology systems. In particular, the nature and scope of our Operating Manager’s diligence, if any, will vary based on the opportunity, but may include a review of, among other things, air and water pollution, land contamination, diversity, human rights, employee health and safety, accounting standards, bribery and corruption. Selecting and evaluating material ESG factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by our Manager or a third-party consultant (if any) will reflect the beliefs, values, internal policies or preferred practices of any particular investor or align with the beliefs or values or preferred practices of other managers or with market trends. The materiality of risks and impacts on an individual potential investment or portfolio as a whole are dependent on many factors, including the relevant industry, jurisdiction, asset class and investment style.

Outside consultants, legal advisors, accountants, investment banks and other third parties might be involved in the due diligence process to varying degrees depending on the type of Infrastructure Asset. Such involvement of such third-party advisors or consultants can present a number of risks primarily relating to the Operating Manager’s reduced control of the functions that are outsourced. In addition, if the Operating Manager is unable to timely engage third-party providers or if a transaction must, for commercial or other reasons, be conducted on an expedited basis, its ability to evaluate and the Company’s ability to acquire more complex targets could be adversely affected.

When conducting due diligence and making an assessment regarding an asset, the Operating Manager will rely on the resources available to it, including public information, information provided by the target and, in some circumstances, third-party investigations, as well as private information, including information obtained due to the Operating Manager’s investment professionals’ relationships with former and current banks, lenders, management teams, consultants, competitors, investment bankers and due diligence conducted by another Apollo Client. The due diligence investigation that the Operating Manager carries out with respect to any acquisition opportunity might not reveal or highlight all relevant facts, material or otherwise, that are necessary or desirable in evaluating such acquisition opportunity. Certain considerations covered by our Operating Manager’s diligence are continuously evolving, including from an assessment, regulatory and compliance standpoint, and our Operating Manager may not accurately or fully anticipate such evolution. In addition, instances of fraud and other deceptive practices committed by the management teams of Infrastructure Assets in which the Company has made or is evaluating an acquisition, could undermine the Operating Manager’s due diligence efforts with respect to such Infrastructure Assets. Moreover, such an investigation will not necessarily result in the acquisition being successful. Conduct occurring at infrastructure assets, including activities that occurred prior to the Company’s acquisition thereof, could have an adverse impact on the Company.

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

Furthermore, although the Apollo Infrastructure Team members and other investment professionals intend to devote sufficient time to the Company so that it can carry out its proposed activities, all of the Apollo Infrastructure Team’s members (including key personnel such as certain of our executive officers) are also responsible for the broader Infrastructure Platform and, as a result, not all of their business time will be devoted to the Company as they will be responsible for the day-to-day activities and investments of certain Infrastructure Platform businesses (including, without limitation, infrastructure funds, vehicles and/or accounts; which include specific time commitment requirements) as further described in “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest” below. In addition, Apollo may from time to time establish Apollo vehicles that focus on investments that fall within and outside of the Company’s strategy and objective and Apollo investment professionals (including certain of the Company’s team members) will spend time and attention on such Apollo vehicles.

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

We face heightened risks because we recently commenced operations and have a limited operating history or record.

The Company recently commenced operations and therefore has a limited performance history upon which prospective investors can evaluate its performance. Prospective investors should not construe, and should draw no conclusions from, the prior experience of the Operating Manager or the performance of any other investment entities associated with Apollo, as providing any assurances regarding the performance of the Company.

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

Under the LLC Agreement, an indemnified party (i) will not be liable to the Company, any Series, any Member, any Shareholder or any other person bound by the LLC Agreement for (A) any losses due to any act or omission by any indemnified party in connection with the conduct of the business of the Company or the Series unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that, in respect of the matter in question, such act or omission constitutes a Triggering Event (as defined below) by such indemnified party, (B) any losses due to any action or omission by any other person or entity, (C) any losses due to any mistake, action, inaction, negligence, dishonesty, actual fraud or bad faith of any broker, placement agent or other agent as provided in the LLC Agreement or (D) any change in U.S. federal, state or local or non-U.S. income tax laws, or in interpretations thereof, as they apply to the Company, the Series, the Members or the Shareholders, whether the change occurs through legislative, judicial or administrative action, and (ii) will be indemnified by the Company or the applicable Series from and against any and all claims, liabilities, damages, losses, costs and expenses of any kind, including legal fees and amounts paid in satisfaction of judgments, in compromises and settlements, as fines and penalties and legal or other costs and expenses of investigating or defending against any claim or alleged claim, of any nature whatsoever, known or unknown, liquidated or unliquidated, that are incurred by any indemnified party and arise out of or in connection with the business of the Company, the business of a Series or the performance by the indemnified party of any of its responsibilities under the LLC Agreement, in each case unless such claims, liabilities, damages, losses, costs or expenses result from an indemnified party’s act or omission constituting a Triggering Event; provided, however, that such claims, liabilities, damages, losses costs or expenses did not arise solely out of a dispute between or among the officers, directors, employees or partners of Apollo or its affiliates. “Triggering Event” means an act or omission that constitutes actual fraud or willful misconduct.

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

Whenever a potential conflict of interest arises among Apollo, the Operating Manager or any of their respective affiliates, on the one hand, and the Company, a Series, any of the Shareholders or any of the Members, on the other hand, which is not already pre-approved in the LLC Agreement, the Board (or a committee of the Board consisting of Independent Directors, which is initially the Audit Committee) or the Operating Manager or affiliates of the Operating Manager may resolve such conflict of interest. If the Board or the Operating Manager determines that its resolution of the conflict of interest is on terms no less favorable to us than those generally being provided to or available from unrelated third parties or is fair and reasonable to us, taking into account the totality of the relationships between the parties involved (including other transactions that may be particularly favorable or advantageous to the Company), then it will be presumed that in making this determination, the Board or the Operating Manager acted in good faith. A holder of our Shares seeking to challenge this resolution of the conflict of interest would bear the burden of overcoming such presumption by clear and convincing evidence. This is different from the situation with a typical Delaware corporation, where a conflict resolution by an interested party would be presumed to be unfair and the interested party would have the burden of demonstrating that the resolution was fair.

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

The methods we use to calculate our monthly NAV, which is the basis for the offering price for our Shares and the investment value published in customer account statements for our Shareholders and is used as the basis for calculating amounts paid to Shareholders under our Repurchase Plan, are not prescribed by the rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating monthly NAV, and our monthly NAV is not audited by our independent registered public accounting firm. The components and methodology used in calculating our monthly NAV may differ from those used by other companies now or in the future. Our monthly NAV should not be viewed as a measure of our historical or future financial condition or performance. Errors may occur in calculating our monthly NAV, which could impact the price at which we sell and repurchase our Shares. The Company and the Operating Manager cannot provide assurance that it will be able to choose, make or realize returns in any particular Infrastructure Asset. There can be no assurance that the Company will be able to generate returns for the Shareholders or that the returns will be commensurate with the risks of owning and controlling the type of Infrastructure Assets described herein. There can be no assurance that any Shareholder will receive any distribution from the Company or liquid assets with respect to the repurchase of its Shares. Accordingly, a purchase of the Company’s Shares should only be considered by persons who can afford a loss of their entire investment.

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

The Company may invest as a partner or a co-venturer with an unaffiliated third party, including as part of a Programmatic Acquisition (a “Joint Venture”). Joint Venture investments may, under certain circumstances, involve risks not otherwise present, including the possibility that the Company will not be able to implement acquisition decisions or exit strategies because of limitations on the Company’s control of the Infrastructure Asset and its general business discretion under the applicable agreements with a partner or co-venturer, or that a partner or co-venturer may become bankrupt, or may at any time have economic or business interests or goals that are inconsistent with those of the Company, may fail to fund its share of required capital contributions or otherwise default on its obligations, may make business decisions with which the Operating Manager does not agree or may block or delay necessary decisions. Such a partner or co-venturer does not have fiduciary duties to the Company and may also be in a position to take action contrary to the Company’s objectives, including forcing the sale of an Infrastructure Asset prior to the end of the Company’s optimal holding period. Such acquisitions may also have the potential risk of an impasse on decisions if neither partner nor co-venturer has full control over the partnership or Joint Venture. The Company will, however, seek to maintain sufficient rights with respect to such partnerships, Joint Ventures or Programmatic Acquisitions to permit the Company’s objectives to be achieved.

Disputes between the Company and a partner or co-venturer may result in litigation or arbitration that would increase the Company’s expenses and prevent the Company’s management and the Operating Manager from focusing their time and effort on the Company’s businesses and assets. Consequently, actions by, or disputes with, a partner or co-venturer might result in additional risks, including liability for the actions of a third-party partner or co-venturer and the inability to enforce fully, all rights one partner or co-venturer may have against the other. In the event of litigation, the Company could be found liable to its co-

venturer or partner for a range of damages available under applicable law under theories arising in contract, tort or otherwise, including consequential damages well in excess of amounts originally at stake. Additionally, the Company and a co-venturer may provide joint guarantees or indemnities (or the Company may seek a back-to-back guarantee or indemnity from a co-venturer) in connection with a Joint Venture and, to the extent the co-venturer does not satisfy all or a portion of such obligations (or does not assume any such obligations), the Company may be required to satisfy the entirety of such obligation or such shortfall.

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

Various sectors of the global financial markets previously have experienced and could in the future experience adverse conditions. Further, recent volatility in the global financial markets and political systems of certain countries may have adverse spill-over effects into the global financial markets generally and U.S. markets in particular. The infrastructure industry generally, and the Company’s activities in particular, are affected by general economic and market conditions and activity, such as interest rates, availability and spreads of credit, a lack of price transparency (see also “—The availability of capital is generally a function of capital market conditions that are beyond the control of the Company or any Infrastructure Asset and this may increase the exposure of such Infrastructure Asset to adverse economic factors or unfavorable financing terms, which may subject the Company to risks or adversely affect our business” below), credit defaults, inflation rates, economic uncertainty, changes in tax, currency control and other applicable laws and regulations, the imposition of tariffs and other trade barriers, technological developments and national and international political, environmental and socioeconomic circumstances. Market disruptions in a single country could cause a worsening of conditions on a regional and even global level. A worsening of general economic and market conditions would likely affect the level and volatility of securities prices and the liquidity of the Company’s assets, which could impair the Company’s profitability, result in losses and impact the Shareholders’ investment returns. A depression, recession or slowdown in the global economy or one or more regional markets (or any particular segment thereof) or a weakening of credit markets (including a perceived increase in counterparty default risk) would have a pronounced impact on Apollo, the Company and the Infrastructure Assets (which would likely be exacerbated by the presence of leverage in a particular Infrastructure Asset’s capital structure) and could adversely affect their profitability and ability to execute on their business plans, satisfy existing obligations, make and realize investments successfully, finance or refinance credit or draw on existing financings. The market price of any publicly traded securities held by the Company will separately be impacted by these conditions, including in a manner that does not reflect the direct impact on the relevant Infrastructure Assets. The Company’s financial condition also could be adversely affected by a significant general economic downturn, and the Company could be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on the Company’s business and operations. The long-term impact of these events is uncertain, but could continue to have a material effect on general economic conditions, consumer and business confidence and market liquidity.

The outbreak of the 2019 novel coronavirus (“COVID-19”) presented, and along with other health crises could continue to present, material uncertainty and risk with respect to Apollo Clients’ performance and financial results. There is substantial uncertainty of the potential effect of such public health crises on the Company and any Infrastructure Assets, which could have a material adverse effect on the Company’s assets (specifically, overall delay of the Company’s acquisition process, timelines and opportunities) and on the business, financial condition and results of operations of Infrastructure Assets, particularly those Infrastructure Assets that were already highly leveraged or distressed prior to potential economic downturns associated with these health crises, and their ability to make principal and interest payments on, or refinance, outstanding debt when due. Failure to meet any such financial obligations could result in the Company and its Infrastructure Assets being subject to margin calls or being required to repay indebtedness or other financial obligations immediately in whole or in part, together with any attendant costs, and the Company and its Infrastructure Assets could be forced to sell some of its assets to fund such costs. In the event of any such consequences, the Company could lose both invested capital in and anticipated profits from the affected Infrastructure Asset. No previous success by the Operating Manager or its affiliates in dislocated markets is any guarantee of the Company’s success in respect of investing and managing any Infrastructure Asset during and after public health crises such as the COVID-19 pandemic.

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

As a general matter, the Company is permitted to participate in acquisition opportunities alongside other Apollo Clients and in certain instances alongside Apollo affiliates (such as Syndication Entities), subject to and in accordance with Apollo’s allocation policies and procedures, in effect from time to time. If participation in specific acquisition opportunities is appropriate for both the Company and one or more other Apollo Clients (or Apollo itself), participation in such opportunities will be allocated pursuant to Apollo’s allocation policies and procedures. There can be no assurance, however, that the application of such policies will result in the allocation of a specific opportunity to the Company or that the Company will participate in all opportunities falling within its objective. Such considerations can result in allocations of certain opportunities among the Company and other Apollo Clients on other than a pari passu basis and, in some cases, to a newly formed Apollo Client established for a particular acquisition. In the past, the application of such policies has resulted in the allocation by Apollo of certain investment opportunities relating to the alternative investment management business to (i) Apollo rather than to Apollo Clients or (ii) a newly formed Apollo Client created for a particular acquisition opportunity, and Apollo expects to allocate such opportunities in a similar manner in the future. As Apollo continues to seek additional sourcing channels for acquisition opportunities for the Company and other Apollo Clients, as well as Apollo, it is also anticipated that there will be opportunities for acquisitions in various companies or businesses, including among others financial services companies and investment advisory/management businesses, that would be allocated to Apollo (and not Apollo Clients, including the Company) as part of developing investment sourcing opportunities for the platform, including as part of such underlying investment, a commitment to fund or otherwise contemporaneously participate in such sourcing opportunities by Apollo Clients, including the Company (such investments, “Platform Investments”). Any fees, costs and expenses arising from or in connection with the discovery, evaluation, investigation, development and consummation of potential Platform Investments or Joint Ventures (including Joint Ventures formed in connection with Platform Investments) will be considered Operating Expenses and will be borne by the Company in accordance with Apollo’s expense allocation procedures. In addition, for any such Platform Investments or Joint Ventures, to the extent the Company participates in one or more acquisition opportunities sourced by such platform (irrespective of whether any such investment is consummated), any fees earned by Apollo in respect of such Platform Investment or Joint Venture, including management fees or other incentive compensation arrangements, will not constitute Special Fees and will not be applied to reduce Management Fees; instead such payments will be treated as Other Fees. None of the Shareholders will have an interest in investments made by such other Apollo Clients solely by reason of their investment in the Company. See “—Risks Related to Regulatory Matters—Some of our assets may be treated as “securitizations” under the EU/UK Risk Retention Rules” below.

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

While diversification is an objective of the Company’s acquisition strategy, there is no assurance as to the degree of diversification that will actually be achieved in the Company’s assets and the assets will be concentrated within the infrastructure sector. Because a significant amount of the Company’s aggregate capital may be invested in a single Infrastructure Asset (and also a significant amount in connection with a financing transaction (including loan guarantees) intended to be repaid within 12 months or less entered into between the Company and an Infrastructure Asset on an interim basis pending the expected refinancing, satisfaction or sale of such financing to another person or entity in connection with, or in order to facilitate, the consummation of the Company’s acquisition of such Infrastructure Asset (each a “Bridge Financing”) or with cost overruns) a loss with respect to such Infrastructure Asset could have a significant adverse impact on the Company’s capital. To the extent that the Company acquires more than one Infrastructure Asset partnering with a single operational management team or other acquisition of an Infrastructure Asset consisting of multiple assets or operating businesses, a series of related transactions, Joint Ventures or similar arrangements in one or more Infrastructure Assets which is both (i) designated as a Programmatic Acquisition for purposes of the LLC Agreement by the Operating Manager, either at the time of the applicable acquisition or thereafter in connection with a subsequent acquisition that will comprise part of such Programmatic Acquisition; and (ii) made in connection with a programmatic Joint Venture, platform Joint Venture, series Joint Venture, asset acquisition/build up strategy and/or other operating platform, arrangement, company or business established in connection with developing, sourcing or operating opportunities. For the avoidance of doubt, Programmatic Acquisitions may include: (a) multiple ventures or platforms investing in the same infrastructure industry segment, (b) portfolios of Infrastructure Assets that are related or in the same infrastructure industry segment, (c) multiple ventures or platforms with the same operating or developer partner investing in different infrastructure industry segments and (d) portfolios of Infrastructure Assets which are part of the same investment strategy (“Programmatic Acquisition”), such concentration will be more pronounced.

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

On February 24, 2022, Russia launched a large-scale invasion of Ukraine marking the largest escalation of crisis in Ukraine to date. Although the Russian invasion and the conflict in Ukraine is ongoing and its long-term effects remain to be seen, the 2022 Russian invasion of Ukraine is likely to cause significant economic disruption and further calls from other countries for a severe sanctions regime that would seek to further isolate Russia from the world economy. In response to the Russian invasion of Ukraine in February 2022, the EU, the United States, the United Kingdom and other governmental entities have passed a variety of severe economic sanctions and export controls against Russia, which have sought to isolate Russia from the world economy, including imposition of sanctions against Russia’s Central Bank and largest financial institutions. In addition, a number of businesses have curtailed or suspended activities in Russia or dealings with Russian counterparts for reputational reasons. While current sanctions may not target the Company, Apollo, Apollo Clients or their respective Infrastructure Assets and industries more generally, these sanctions have had and may continue to have the effect of causing significant economic disruption, and may adversely impact the global economy generally, and the Russian economy specifically, by, among other things, creating instability in the market overall or certain market sectors, reducing trade as a result of economic sanctions and increasing volatility and uncertainty in financial markets, including Russia’s financial sector. Any new or expanded sanctions that may be imposed by the EU, the United States, the UK or other countries may materially adversely affect Apollo’s operations, including the Company and its assets. In addition, one or more Shareholders could become subject to sanctions or similar restrictions, which could result in adverse consequences to such Shareholder(s) or the Company or its Infrastructure Assets, including as it relates to the Company’s ability to consummate acquisitions or its or an Infrastructure Asset’s ability to obtain financing.

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

Sustainability risks and increasing scrutiny could negatively impact our returns.

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

Further, certain industries face considerable scrutiny from regulatory authorities, non-governmental organizations and special interest groups with respect to their impact on sustainability factors, such as compliance with minimum wage or living wage requirements and working conditions for personnel in supply chains. The influence of such authorities, organizations and groups along with the public attention they may bring can cause affected industries to make material changes to their business practices which can increase costs and result in a material negative impact on the profitability of such businesses. Such external influence can also materially impact the consumer demand for a business’s products and services which may result in a material loss in value of an investment linked to such businesses.

Subject to the constitutional documents of the Company, the Operating Manager may take into account certain sustainability factors in the managing and disposing of any of the Company’s assets. That approach could involve higher compliance expenses or costs or the forgoing of certain opportunities. There are no universally accepted sustainability standards and not all Shareholders may agree on the appropriate ESG standards to apply in a particular situation, or whether to apply sustainability standards at all. The Operating Manager will apply (or not apply) particular standards and considerations in its sole discretion and in accordance with the current regulatory requirements.

Evolving investor-related sentiment to environmental, social, and/or governance issues could adversely affect our business.

The regulatory and policy environment for ESG-related investments is evolving and changes to it could adversely affect the Company and its Infrastructure Assets. Regulators have adopted regulatory regimes that have led to increased oversight of ESG-related investments and funds, and which have created additional compliance, transaction, data collection, disclosure or other costs, which may negatively affect the returns of the Company. State law developments in the U.S. have resulted in competing “pro-” and “anti-” ESG related investing legislation, policies and initiatives.

Increasing scrutiny and changing expectations from investors, lenders and other market participants with respect to Apollo’s ESG policies may impose additional costs or expose Apollo, the Operating Manager, the Company or Infrastructure Assets to additional risks. Companies across all industries are facing increasing scrutiny relating to their ESG policies. Investor advocacy groups, certain lenders and other market participants are increasingly focused on ESG practices and in recent years have placed increasing importance on the environmental and societal implications and costs of their investments. At the same time, certain stakeholders have increasingly expressed or pursued opposing views and investment expectations with respect to ESG. The increased focus and activism related to sustainability and similar matters may hinder access to capital, as lenders may decide to reallocate capital or to not commit capital as a result of their assessment of ESG practices. These limitations in both the debt and equity capital markets may affect the Company’s ability to grow as its plans for growth may include accessing the equity and debt capital markets. If those markets are unavailable, or if the Company is unable to access alternative means of financing on acceptable terms, or at all, the Company may be unable to implement its business strategy, which would have a material adverse effect on its financial condition and returns and impair the Company’s ability to service its indebtedness. Further, it is possible that the Company or its Infrastructure Assets incur additional material costs and require additional resources to monitor, report and comply with wide ranging ESG requirements. The occurrence of any of the foregoing could have a material adverse effect on the Company’s business and overall returns.

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

The management of the business or operations of the Infrastructure Asset may be contracted to a third-party management company or operator unaffiliated with the Operating Manager, including in connection with Joint Ventures and Programmatic Acquisitions, and as a result, the Company may be adversely affected by the inherent risks of Infrastructure Asset-level management.

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

In some instances, the making or acquisition of infrastructure investments involves an ongoing commitment to a municipal, state or federal government, quasi-government, industry, self-regulatory or other relevant regulatory authority, body or agency (“Regulatory Agencies”). These more highly regulated industries include among others, real estate, financial services (including banking, investing and mortgage servicing), transportation (e.g., aviation), energy and power generation, civil engineering and urban development, construction and businesses that serve primarily customers that are governmental entities, including the defense industry. Certain investments (e.g., those involving hospitality, hotels and leisure) also can involve regulated activities (e.g., gaming and liquor). The nature of these obligations exposes the owners of infrastructure assets to a higher level of regulatory control than typically imposed on other businesses, including rules regarding transfer of ownership. Regulatory Agencies may impose conditions on the construction, operations and activities of an infrastructure asset as a condition to granting their approval or to satisfy regulatory requirements. This may include requirements that such assets remain managed by the Company, the Operating Manager or their respective affiliates, which may limit the ability of the Infrastructure Assets to dispose of the assets at opportune times.

Regulatory Agencies may have considerable discretion to change or increase regulation of the operations of an infrastructure asset or to otherwise implement laws, regulations or policies affecting its operations (including, in each case, with retroactive effect), separate from any contractual rights that the Regulatory Agency counterparties may have. Accordingly, additional or unanticipated regulatory approvals, or reviews, including, without limitation, renewals, extensions, transfers, assignments, reissuances or similar actions, may be required to acquire infrastructure assets, and additional approvals, or reviews, may become applicable in the future due to, among other reasons, a change in applicable laws and regulations or a change in the relevant Infrastructure Asset’s customer base. There can be no assurance that an Infrastructure Asset will be able to: (i) obtain all required regulatory approvals that they do not yet have or that they may require in the future; (ii) obtain any necessary modifications to existing regulatory approvals; or (iii) maintain required regulatory approvals. Licenses and regulatory approvals may be expensive or result in delays to transfer of development of Infrastructure Assets. Delay in obtaining or failure to obtain and maintain in full force and effect any regulatory approvals, or amendments thereto, or delay or failure to satisfy any regulatory conditions or other applicable requirements could prevent operation of a facility owned by an infrastructure asset, the completion of a previously announced acquisition or sale to a third party, or could prevent operation of a facility owned by an Infrastructure Asset, the completion of a previously announced acquisition or sale to a third party, or could otherwise result in additional costs to the Infrastructure Asset and the Company.

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

Infrastructure Assets or assets may be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, including, without limitation, acts of God, fire, flood, earthquakes, hurricanes, outbreaks of infectious disease, pandemic or any other serious public health concern, war, regional armed conflict, terrorism and labor strikes). Natural disasters, epidemics, pandemics and other acts of God, which are beyond the control of the Operating Manager, may negatively affect the economy, infrastructure and livelihood of people throughout the world. For example, Southeast Asia and many countries in Asia, including China, Japan, Indonesia and Australia have been affected by earthquakes, floods, typhoons, drought, heat waves or forest fires. Disease outbreaks have occurred globally in the past (including severe acute respiratory syndrome, or SARS, avian flu, H1N1/09 flu and COVID-19), and any prolonged occurrence of infectious disease, or other adverse public health developments or natural disasters in any country related to the Company’s assets may have a negative effect on the Company. Resulting catastrophic losses may either be uninsurable or insurable at such high rates as to make such coverage impracticable. If such a major uninsured loss were to occur with respect to any of the Company’s assets, the Company could lose both invested capital and anticipated profits.

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

Acquisitions made by the Company might be subject to commodity price risk. The operation and cash flows of any asset could depend, in some cases to a significant extent, upon prevailing market prices of commodities, including, for example, commodities such as oil, gas, coal, electricity, steel or concrete. Commodity prices fluctuate depending on a variety of factors beyond the control of Apollo or its portfolio companies, the Company or its Infrastructure Assets or their respective affiliates, including, without limitation, weather conditions, foreign and domestic supply and demand, force majeure events, pandemics, epidemics, changes in laws, governmental regulations, price and availability of alternative commodities, international political conditions and overall economic conditions. Events in the energy markets over the last few years have caused significant dislocations and illiquidity in the equity and debt markets for energy companies and related commodities. To the extent that such events continue (or even worsen), they could have an increasingly adverse impact on certain Company acquisitions and could continue to lead to the further weakening of the U.S. and global economies. The economic downturn resulting from the COVID-19 pandemic adversely affected the financial resources of and returns generated by Infrastructure Assets in this sector and such adverse effect could reoccur in the event of another pandemic and continue for some time. Such marketplace events could also restrict the ability of the Company to sell or liquidate Infrastructure Assets at favorable times or for favorable prices. A stabilization or improvement of the conditions in the global financial markets generally and the energy markets specifically likely would aid the Company’s Infrastructure Assets in this sector. Absent such a recovery or in the event of a further market deterioration, the value of the Company’s Infrastructure Assets in this sector might not appreciate as projected (if applicable) or could suffer a loss. There can be no assurance as to the duration of any perceived current market dislocation.

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

Climate change and related regulation could result in significantly increased operating and capital costs and could reduce demand for the products and services of certain Infrastructure Assets. The Company may acquire Infrastructure Assets that are located in areas which are subject to heightened physical risks associated with climate change and, as such, there may be significant physical effects of climate change that have the potential to have a material effect on the Company’s business and operations. Physical impacts of climate change may include: increased storm frequency and severity of weather events (e.g., floods or hurricanes); wildfires; sea level rise; and extreme temperatures. For example, many climate models indicate that global warming is likely to result in rising sea levels, high tide flooding, hurricanes and risk of extreme weather events, which may lead to higher insurance costs, or a decrease in available coverage, for Infrastructure Assets located in affected areas. These climate-related changes could damage Infrastructure Assets’ physical infrastructure, especially operations located in low-lying areas near coasts and riverbanks, and facilities situated in hurricane-prone and rain-susceptible regions.

Moreover, the Company may be impacted by various climate-related transition risks, including increased focus by international, federal, state and local regulatory and legislative bodies, particularly in the EU and UK, on current and future laws, regulations, treaties or international agreements related to the emission of Greenhouse Gasses (“GHGs”) such as methane and CO2, and energy policies and sustainability practices more generally that could increase the compliance costs of certain Infrastructure Assets, including state actions to develop statewide or regional programs to reduce GHG emissions and energy costs. Proposed approaches to further regulate GHG emissions in several U.S. states include establishing GHG “cap-and-trade” programs, increased efficiency standards and incentives or mandates for pollution reduction, use of renewable energy sources or use of alternative fuels with lower carbon content. Adoption of any such laws or regulations could increase Infrastructure Assets’ costs to operate and maintain facilities and could require the installation of new emission controls, acquire allowances for GHG emissions, tax payments related to GHG emissions and the administration and management of a GHG emissions program. These more restrictive regulations could materially impact the revenues and expenses of the Infrastructure Assets.

Additionally, efforts to disclose GHG emissions and climate-related financial risks through environmental sustainability legislation and regulation, or non-binding standards or accords, is an increased focus of global, national, regional and state regulators. Our operations may be subject to regulations in the U.S. and abroad that would require us to disclose certain information, such as GHG emissions and climate-related financial risks. Future costs to comply with such regulations are likely to increase our operating costs over time.

As a result of physical impacts from climate-related events, the Company may be vulnerable to the following: risks of damage to the Company’s Infrastructure Assets; indirect financial and operational impacts from disruptions to the operations of the Company’s Infrastructure Assets due to severe weather or other unforeseen climate-related events; increased insurance premiums and deductibles or a decrease in the availability of coverage for Infrastructure Assets in areas subject to severe weather events; increased insurance claims and liabilities; increase in energy cost impacting operational returns; changes in the availability or quality of water or other natural resources on which the Infrastructure Asset’s business depends; decreased consumer demand for Infrastructure Asset products or services resulting from physical changes associated with climate change; incorrect long-term valuation of an equity asset due to changing conditions not previously anticipated at the time of the acquisition; and economic disturbances arising from the foregoing.

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

The Company’s strategy may include the origination of loans, including secured and unsecured notes, senior and second lien loans, mezzanine loans and other similar instruments. From time to time, the Company may offer participations in and/or assignments or sales of loans (or interests therein) to other Apollo Clients or sales of loans (or interests therein) to third parties, in either case that the Company has originated or purchased; provided that there is no assurance that the Company will complete the sale of such an instrument. See also “—Risks Related to our Company and an Investment in our Shares—Our Infrastructure Assets may not achieve our business objectives or generate returns for Shareholders” above and “—Our business may be affected by offering Co-Investments or opportunities to provide debt financing to any person” herein. In the event of such an offer to other Apollo Clients, the price of the participation, assignment or sale will not be set by the Operating Manager or the Company, but rather will be established based on third-party valuations. Further, the decision by any Apollo Client to accept or reject the offer may be made by a party independent of the Operating Manager, such as an independent third-party valuation firm or the Independent Directors of such Apollo Client, if any, or an advisory or credit committee composed of individuals who are not affiliated with Apollo. In determining the target amount to allocate to a particular loan origination, the Company may take into consideration the fact that it may sell, assign or offer participations in such investment to third parties as described above. If the Company is unable to sell, assign or successfully close transactions for the loans that it originates, the Company will be forced to hold its interest in such loans until such time as it can be disposed. This could result in the Company’s assets being over-concentrated in certain borrowers. Loan origination presents special tax considerations for the Company and its Shareholders, including potentially generating ECI for non-U.S. Series II Shareholders that are ECI-sensitive. Series II Shareholders are expected to hold originated loans through a “blocker” vehicle taxable as a corporation for U.S. federal income tax purposes and one or more REIT Subsidiaries (as defined below). See “—Our business may be affected by offering Co-Investments or opportunities to provide debt financing to any person.”

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

We conduct our operations directly and through wholly or majority-owned subsidiaries, in a manner such that the Company and each of its subsidiaries do not fall within, or are excluded from, the definition of an “investment company” under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities, and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis, which we refer to as the “40% Test.” Excluded from the term “investment securities,” among other instruments, are U.S. Government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of “investment company” set out in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

We conduct our operations so that the Company is not required to register as an investment company. The Company is organized as a holding company that conducts its business primarily through its subsidiaries, and the Company seeks to continue to operate in a manner such that it complies with the 40% Test. We will monitor our holdings on an ongoing basis and determine compliance with this test in accordance with the requirements of the Investment Company Act. We expect most of our wholly and majority-owned and majority-owned subsidiaries to be either (i) outside the definitions of “investment company” under Section 3(a)(1)(A) and Section 3(a)(1)(C), or (ii), as further explained below, rely on an exception from the definition of “investment company” other than the exceptions set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act including Section 3(c)(5)(A) and (B) and Section 3(c)(5)(C). Each of these exceptions requires, among other things, that the subsidiary (i) not issue redeemable securities and (ii) engage in the business of holding certain types of assets, consistent with the terms of the exception. Consequently, interests in these subsidiaries (which constitute most of our assets) generally will not constitute “investment securities” for purposes of the Company’s 40% Test. Accordingly, we believe the Company is not and will continue not to be considered an investment company under Section 3(a)(1)(C) of the Investment Company Act. Moreover, we believe the Company is not and will continue not to be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because it does not engage primarily or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Company’s wholly owned or majority-owned subsidiaries, the Company is primarily engaged in the non-investment company businesses of these subsidiaries, the business of owning and operating Infrastructure Assets.

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

Certain of our subsidiaries rely on the exception from the definition of investment company under Section 3(c)(5)(C) of the Investment Company Act, which excepts from the definition of investment company any entity that does not issue redeemable securities and is primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. The SEC staff has taken the position that this exception, in addition to prohibiting the issuance of certain types of securities, generally requires that at least 55% of an entity’s assets must be comprised of mortgages and other liens on and interests in real estate, also known as “qualifying assets,” and at least another 25% of the entity’s assets must be comprised of additional qualifying assets or a broader category of assets that we refer to as “real estate-related assets” under the Investment Company Act (and no more than 20% of the entity’s assets may be comprised of miscellaneous assets). “Qualifying assets” for this purpose include senior loans, certain B-Notes and certain mezzanine loans that satisfy various conditions as set forth in SEC staff no-action letters and other guidance, and other assets that the SEC staff in various no-action letters and other guidance has determined are the functional equivalent of senior loans for the purposes of the Investment Company Act. We treat as real estate-related assets B-Notes and mezzanine loans that do not satisfy the conditions set forth in the relevant SEC staff no-action letters and other guidance, and debt and equity securities of companies primarily engaged in real estate businesses. Unless a relevant SEC staff no-action letter or other guidance applies, we expect to treat preferred equity interests as real estate-related assets. These no-action positions are based on specific factual situations that may be substantially different from the factual situations we and our subsidiaries may face, and a number of these no-action positions were issued more than twenty years ago. There may be no guidance from the SEC staff that applies directly to our factual situations and as a result we may have to apply SEC staff guidance that relates to other factual situations by analogy. No assurance can be given that the SEC or its staff will concur with our classification of our assets. In addition, the SEC or its staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of the Investment Company Act, including for purposes of our subsidiaries’ compliance with the exclusion provided in Section 3(c)(5)(C) of the Investment Company Act. There is no guarantee that we will be able to adjust our assets in the manner required to maintain an exclusion from registration under the Investment Company Act and any adjustment in our strategy or assets could have a material adverse effect on us.

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

Some of our assets may be treated as “securitizations” under the EU/UK Risk Retention Rules.

Risk retention and due diligence requirements (the “EU/UK Risk Retention Rules”) apply under EU/UK (as appropriate) legislation in respect of various types of investors, including credit institutions, investment firms, authorized alternative investment fund managers and insurance and reinsurance undertakings (together, “Affected Investors”). Among other things, such requirements restrict an investor who is subject to the EU/UK Risk Retention Rules from investing in securitizations issued on or after January 1, 2011 (or securitizations issued before that date to which new underlying exposures are added or substituted after December 31, 2014), unless: (i) the originator, sponsor or original lender in respect of the relevant securitization (the “Risk Retention Holder”) has explicitly disclosed that it will retain, on an ongoing basis, a net economic interest of not less than 5% in respect of certain specified credit risk tranches or securitized exposures; and (ii) the investor is able to demonstrate that it has undertaken certain due diligence in respect of various matters including (a) its note position, (b) the underlying assets and (c) (in the case of certain types of investors) the relevant sponsor or originator. Risk Retention Holders must hold the retained net economic interest throughout the life of the securitization, and cannot enter into any arrangement designed to mitigate the credit risk in relation thereto. Failure to comply with one or more of these requirements could result in various penalties including, in the case of those investors subject to regulatory capital requirements, the imposition of a punitive capital charge.

Acquisitions by the Company which involve the tranching of credit risk associated with an exposure or pool of exposures are likely to be treated as “securitizations” under the EU/UK Risk Retention Rules. If such acquisitions involve Affected Investors, the sponsor or originator of the transaction could be required to act as the Risk Retention Holder. This could increase the costs of such acquisitions for the Company and, where it acts as the Risk Retention Holder, reduce the Company’s liquidity and prevent the Company from entering into any credit risk mitigation in respect of such acquisitions.

The EU/UK Risk Retention Rules have been replaced by those contained in Regulation (EU) 2017/2402 of the European Parliament and of the Council of 12 December 2017 (the “Securitization Regulation”). The Securitization Regulation applies from January 1, 2019 (subject to certain transitional provisions regarding securitizations the securities of which were issued before January 1, 2019) and, where relevant, as transposed and retained into the national laws of the UK following the UK’s exit from the EU. Shareholders should be aware that there are material differences between the EU/UK Risk Retention Rules and the Securitization Regulation. For example, the Securitization Regulation imposes a direct retention obligation on sponsors and originators of securitizations. Failure by the sponsor or originator to comply with this retention obligation could result in criminal sanctions and fines of up to 10% of total annual turnover (calculated on a consolidated basis). Moreover, the Securitization Regulation expands on the types of Affected Investor to which the due diligence requirements apply. The Securitization Regulation does not explicitly provide for sanctions for failure by an Affected Investor to comply with the due diligence requirements, although sanctions or other adverse implications could apply under the relevant sectoral EU legislation governing the Affected Investor. Prospective investors should be aware that the range of strategies and acquisitions that the Company is able to pursue could be limited by the Securitization Regulation, and that there could be other adverse consequences for Shareholders and their investments in the Company as a result of changes to the EU risk retention and due diligence requirements that have been introduced through the Securitization Regulation.

Prospective investors belonging to any category of Affected Investor should consult with their own legal, accounting, regulatory and other advisors and/or regulators to determine whether, and to what extent, the information set out in this Annual Report on Form 10-K and in any Shareholder report provided in relation to the offering of our Shares is sufficient for the purpose of satisfying their obligations under the EU/UK Risk Retention Rules, and such Shareholders are required to independently assess and determine the sufficiency of such information. Prospective investors are themselves also responsible for monitoring and assessing changes to the EU/UK Risk Retention Rules, and any regulatory capital requirements applicable to the Shareholder, including any such changes introduced through the Securitization Regulation.

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

Apollo’s professionals, the Operating Manager, the Company, its Infrastructure Assets and their respective affiliates are subject to the U.S. Foreign Corrupt Practices Act of 1977 (as amended from time to time, the “FCPA”) and other anti-corruption, anti-bribery, anti-boycott and other similar and/or relevant laws and regulations that apply to the Company in connection with its investment opportunities throughout the UK, the EU and other jurisdictions in which the Company may acquire from time to time.

In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA and penalty amounts in FCPA cases have risen dramatically. In addition, the UK has significantly expanded the reach of its anti-bribery laws and other countries have become active in these areas of enforcement, especially with respect to anti-corruption. While Apollo has developed and implemented policies and procedures designed to ensure strict compliance by Apollo and its personnel with the FCPA, such policies and procedures may not be effective to prevent violations in all instances. In addition, in spite of Apollo’s policies and procedures, affiliates of Infrastructure Assets, particularly in cases where the Company or another Apollo Client does not control such Infrastructure Assets, may engage in activities that could result in anti-corruption violations. Any determination that the Company or Apollo has violated the FCPA, or other applicable anti-corruption laws or anti-bribery laws, could subject it to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation, problems with lenders and a general loss of Shareholder confidence, any one of which could adversely affect the Company’s and Apollo’s business prospects and/or financial position, as well as the Company’s ability to achieve its objective and/or conduct its operations. Some applicable anti-corruption laws, including the portions of the FCPA that apply to U.S. issuers, affirmatively require companies to make and keep accurate and reasonably detailed books and records and to maintain adequate policies, procedures and internal controls to, among other things, prevent bribery and provide reasonable assurances that transactions are made with appropriate management authorization. These requirements may impose an added compliance cost which could affect the Company’s, Apollo’s or Infrastructure Assets’ financial prospects. Additionally, such laws and regulations may make it difficult in certain circumstances for the Company to act successfully on opportunities and for such Infrastructure Assets to obtain or retain business as some business competitors may not adhere to applicable anti-corruption laws.

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

The GDPR was implemented into laws enforceable in the UK by the Data Protection Act 2018. The UK formally left the EU on January 31, 2020. Following withdrawal from the EU, the UK entered a transition period lasting until December 31, 2020, during which EU law continued to apply in the UK (and any new EU legislation that took effect before the end of the transition period also applied to the UK). Following the end of such transition period, the GDPR (as it existed on December 31, 2020) has been retained in UK law as the UK GDPR, which applies in the UK from January 1, 2021. Given the dual regimes, the UK’s withdrawal from the EU may therefore lead to an increase in data protection compliance costs for any of the Infrastructure Assets of the Company that have operations in the UK and the EU, although as the UK GDPR is (for the time being) substantially similar to the GDPR (but with necessary national variations), and as the European Commission has issued a finding of data protection adequacy for the UK, such compliance costs may not be significant. However, to the extent that the UK GDPR and GDPR begin to diverge, and if a finding of data protection adequacy for the UK is revoked by the European Commission, such infrastructure assets could face substantial additional data protection compliance costs in the long term (e.g., in the form of a greater dual regulatory compliance burden and the costs of implementing data transfer safeguards).

Special considerations for certain benefit plan investors.

To the extent any class of our Shares is not “publicly-offered” within the meaning of ERISA, the Company intends to use reasonable efforts to satisfy another exception to holding “plan assets” under ERISA and certain U.S. Department of Labor regulations promulgated thereunder, as modified by Section 3(42) of ERISA (the “Plan Asset Regulations”), including by qualifying as an “operating company” (including a “venture capital operating company” and a “real estate operating company”) within the meaning of the Plan Asset Regulations, or by limiting investments by, or prohibited investments from, “benefit plan investors” within the meaning of ERISA. A “benefit plan investor” (“Benefit Plan Investor”) is generally defined to include (i) “employee benefit plans” within the meaning of Section 3(3) of ERISA that are subject to Title I of ERISA, (ii) “plans” within the meaning of Section 4975 of the Code that are subject to the prohibited transaction provisions of Section 4975 of the Code (including, without limitation, “Keogh” plans and Individual Retirement Accounts), and (iii) any entity whose underlying assets are considered to include “plan assets” (within the meaning of the Plan Asset Regulations) by reason of such an employee benefit plan’s or plan’s investment in such entity (e.g., an entity of which 25% or more of the total value of any class of equity interests in the entity is held by “Benefit Plan Investors” and which does not satisfy another exception under ERISA).

If, notwithstanding our intent, the assets of the Company were deemed to be “plan assets” of any shareholder that is a Benefit Plan Investor under ERISA, this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Company, (ii) the possibility that certain transactions in which the Company might seek to engage could constitute “prohibited transactions” under ERISA and the Code, and may have to be rescinded, (iii) our management, as well as various providers of fiduciary or other services to us (including the Operating Manager), and any other parties with authority or control with respect to us or our assets, may be considered fiduciaries or otherwise “parties in interest” (within the meaning of ERISA) or “disqualified persons” (within the meaning of Section 4975 of the Code) for purposes of the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA and Section 4975 of the Code, and (iv) the fiduciaries of shareholders that are Benefit Plan Investors would not be protected from co-fiduciary liability resulting from our decisions and could be in violation of certain ERISA requirements.

If a prohibited transaction occurs for which no exemption is available, the Operating Manager and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the Benefit Plan Investor any profit realized by the fiduciary on the transaction and (ii) reimburse the Benefit Plan Investor for any losses suffered thereby as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. The fiduciary of a Benefit Plan Investor who decides to invest in the Company could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in the Company or as co-fiduciaries for actions taken by or on behalf of the Company or the Operating Manager. With respect to a Benefit Plan Investor that is an individual retirement account (an “IRA”) that invests in the Company, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status.

Compliance with the SEC’s Regulation Best Interest by participating broker-dealers may negatively impact our ability to raise capital, which could harm our ability to achieve our investment objectives.

Broker-dealers must comply with the SEC’s Regulation Best Interest (“Regulation Best Interest”), which, among other requirements, establishes a standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The full impact of Regulation Best Interest on participating broker-dealers cannot be determined at this time, and it may negatively impact whether participating broker-dealers and their associated persons recommend our Shares to certain retail customers, or the amount of shares which are recommended to such customers. In particular, under SEC guidance concerning Regulation Best Interest, a broker-dealer recommending an investment in our shares should consider a number of factors under the duty of care obligation of Regulation Best Interest, including but not limited to cost and complexity of the investment and reasonably available alternatives in determining whether there is a reasonable basis for the recommendation. Broker-dealers may recommend a more costly or complex product as long as they have a reasonable basis to believe it is in the best interest of a particular retail customer. However, if broker-dealers choose alternatives to our shares, many of which likely exist our ability to raise capital may be adversely affected. Shareholders should ask their broker-dealer or other financial professional about what reasonable alternatives exist for them, and how our offering compares to other types of investments (e.g., listed entities) that may have lower costs, complexities, and/or risks, and that may be available for lower or no commissions. If Regulation Best Interest reduces our ability to raise capital, it may harm our ability to achieve our objectives.

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

The Company has made and may continue to make certain acquisitions, such as acquisitions in original issue discount obligations, credit acquisitions with an equity component, obligations with payment-in-kind features, preferred stock with redemption or repayment premiums or investments in vehicles that are treated as transparent or flow-through with respect to such Shareholder, which, under the tax law of a Shareholder’s jurisdiction of residence or domicile, could give rise to taxable income to the Shareholder without such Shareholder receiving any cash (or receiving cash that is reinvested pursuant to the DRIP). For U.S. Shareholders investing through Series II, such income may also arise as a result of the Company’s acquisitions in equity of certain non-U.S. entities treated as corporations for U.S. federal income tax purposes (e.g., if such entity is treated as a “controlled foreign corporation” or “passive foreign investment company” for U.S. federal income tax purposes). In such cases, taxable income allocated to a Shareholder may exceed cash distributions, if any, made to such Shareholder, in which case such Shareholder would have to satisfy tax liabilities arising from an investment in this Company from other assets of such Shareholder. Similarly, a REIT Subsidiary may make a consent dividend that would cause Series II Shareholders to recognize taxable income without receiving any cash.

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

In addition, Series II “blocker” vehicles taxable as corporations for U.S. federal income tax purposes and REIT Subsidiaries are subject to the examination of their income and other tax returns by the IRS and other authorities.

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

In addition, certain of the Company’s Infrastructure Assets, such as Infrastructure Assets that are operating partnerships, will be subject to the rules described above under “Series II and its corporate subsidiaries face the risk of a tax audit which may have adverse consequences for Series II and/or the Series II Shareholders,” in which case the BBA Rules would be expected to apply to the Company as a partner therein. The Company may also acquire through tiered partnership structures (including as a minority partner), in which case its capacity to cause a “push out” election to be made in respect of such tiered partnership investment may be limited by the timing of information provided by the underlying Infrastructure Asset or decisions by the underlying Infrastructure Asset that the Company may not have control over. Finally, Series I expects to hold certain investments through one or more REIT Subsidiaries, which are also subject to the examination of their income and other tax returns by the IRS and other authorities.

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

The Company and subsidiary vehicles of the Company will enter into financing arrangements, obtain credit facilities or otherwise employ leverage to finance their acquisitions of Infrastructure Assets. These arrangements may result in Series II and Series II Shareholders being treated as holding debt-financed property that may give rise to UBTI for tax-exempt Series II Shareholders. The Operating Manager expects to structure acquisitions in operating partnerships for Shareholders investing in Series II that it expects to give rise to UBTI through a “blocker” vehicle taxable as a corporation for U.S. federal income tax purposes or a REIT Subsidiary. However, Series II does not expect to utilize “blocker” vehicles when entering into, or drawing down amounts under, credit facilities or other financing or hedging arrangements available to the Company or subsidiary vehicles of the Company.

Increases to the corporate tax rate would likely decrease the Company’s returns.

Any increase in the corporate income tax rate or changes to the corporate income tax rules that have the effect of increasing the effective corporate income tax rate would likely result in an increase of the overall tax burden borne by Series I and any Series II “blocker” vehicles taxable as corporations for U.S. federal income tax purposes (including any REIT Subsidiary if it fails to qualify as a REIT and any of its taxable REIT subsidiaries) and, as a result, such changes could materially affect the Company’s returns. In addition, the value of the Company’s assets may be affected by any changes in tax rates or tax rules, and Shareholders that redeem will not benefit from any such changes after their redemption, and conversely, Shareholders that do not redeem may be burdened by the impact of any such changes, including with respect to the impact of any such changes on the portion of any asset attributable to redeemed Shareholders. See the discussion under the heading “Valuations of our assets are estimates of fair value and may not necessarily correspond to realizable value.”

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

If a REIT Subsidiary does not qualify as a REIT, it will be subject to tax as a regular corporation and could face a substantial tax liability.

The Company expects to hold a portion of its investments through one or more entities electing to be treated as real estate investment trusts (“REITs”) within the meaning of Section 856 of the Code for U.S. federal income tax purposes (each, a “REIT Subsidiary,” and collectively the “REIT Subsidiaries”). However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, various compliance requirements could be failed and could jeopardize the REIT status of any REIT Subsidiary. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for a REIT Subsidiary to qualify as a REIT. If a REIT Subsidiary fails to qualify as a REIT in any tax year, then:

•

it would be taxed as a regular domestic corporation, which under current laws, among other things, means being unable to deduct distributions to stockholders in computing taxable income and being subject to federal income tax on its taxable income at regular corporate income tax rates; any resulting tax liability could be substantial and could have an adverse effect on the value of our Shares;

•

unless it is entitled to relief under applicable statutory provisions, it would be required to pay taxes, and thus, its cash available for distribution to stockholders would be reduced for each of the years during which it did not qualify as a REIT and for which it had taxable income; and

•	it generally would not be eligible to requalify as a REIT for the subsequent four full taxable years.

For a REIT Subsidiary to maintain its REIT status, it may have to borrow funds on a short-term basis during unfavorable market conditions.

To qualify as a REIT, a REIT Subsidiary generally must distribute annually to its stockholders a minimum of 90% of its net taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. A REIT Subsidiary will be subject to regular corporate income taxes on any undistributed REIT taxable income each year. Additionally, a REIT Subsidiary will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by it in any calendar year are less than the sum of 85% of its ordinary income, 95% of its capital gain net income and 100% of its undistributed income from previous years. If a REIT Subsidiary does not have sufficient cash to make distributions necessary to preserve its REIT status for any year or to avoid taxation, it may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales.

Certain REIT Subsidiary investments will be held through taxable REIT subsidiaries, which are subject to corporate tax and other restrictions.

A taxable REIT subsidiary is fully subject to federal, state and local income tax at regular corporate rates. A REIT Subsidiary may engage in transactions with one or more taxable REIT subsidiaries. If amounts paid for services by a REIT Subsidiary to a taxable REIT subsidiary are determined to be not at arms-length, the difference between the amount paid and the fair value of the transaction will be subject to a 100% tax.

The charter of a REIT Subsidiary will not permit any person or group to own more than 9.8% of its outstanding common stock or of its outstanding capital stock of all classes or series, and accordingly, acquisitions of Shares of the Company that would result in a violation of the foregoing would not be effective without an exemption.

For a REIT Subsidiary to qualify as a REIT under the Code, not more than 50% of the value of its outstanding stock may be owned directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. The charter of any REIT Subsidiary will prohibit beneficial or constructive ownership by any person or group of more than a certain percentage, which is expected to be 9.8%, in value or by number of shares, whichever is more restrictive, of the outstanding shares of its outstanding common stock or 9.8% in value of its outstanding capital stock of all classes or series, which is referred to as the “ownership limit.” The constructive ownership rules under the Code and a REIT Subsidiary’s charter are complex and may cause shares of the outstanding common stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.8% of a REIT Subsidiary’s outstanding common stock or capital stock by a person could cause another person to own constructively in excess of 9.8% of its outstanding common stock or capital stock, respectively, and thus violate the ownership limit. There can be no assurance that a REIT Subsidiary’s board of directors, as permitted in its charter, will not decrease this ownership limit in the future. Any attempt to own or transfer shares of a REIT Subsidiary’s common stock or capital stock in excess of the ownership limit without the consent of its board of directors will result either in the shares in excess of the limit being transferred by operation of the charter to a charitable trust, and the person who attempted to acquire such excess shares not having any rights in such excess shares, or in the transfer being void. Any exemptions to the ownership limit a REIT Subsidiary grants may limit the power of its board of directors to increase the ownership limit or grant further exemptions in the future. Additionally, owners of our Shares will be treated as owning the common stock and/or capital stock of any REIT Subsidiary, and accordingly, our Shares will be subject to similar rules and restrictions.

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

In December 2017, an EU list of non-cooperative tax jurisdictions was agreed by the finance ministers of Member States. The EU’s list is intended to promote good governance in taxation worldwide, maximizing efforts to prevent tax avoidance, tax fraud and tax evasion. If a jurisdiction in which the Company directly or indirectly invests or receives payments from, is considered as non-cooperative tax jurisdiction (at the time the investment is made or at a later stage), this may result in adverse tax consequences for the Company and/or Shareholders. The list is regularly updated and was (last revised on February 14, 2023).

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

The European Council has adopted two Anti-Tax Avoidance Directives, Council Directive (EU) 2016/1164 of 12 July 2016 laying down rules against tax avoidance practices that directly affect the functioning of the internal market (“ATAD I”) and Directive 2017/952/EU of 29 May 2017, amending ATAD I as regards hybrid mismatches with third countries (“ATAD II”). The measures included in ATAD I and ATAD II were implemented into Luxembourg law on, respectively, December 21, 2018, and December 20, 2019, and all of them are applicable gradually since January 1, 2019, January 1, 2020 or January 1, 2022, depending on the measure. ATAD I and ATAD II may place additional administrative burdens on the Operating Manager’s management team or portfolio investment management to assess the impact of such rules on the assets of the Company and ultimately could lead to increased cost, which could adversely affect profitability. ATAD I and ATAD II may also impact the returns of the Company.

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
The Apollo Global Management, Inc. (“AGM”) Board of Directors is involved in overseeing Apollo’s risk management program, including with respect to cybersecurity, which is a critical component of Apollo’s overall approach to enterprise risk management (“
ERM
”). Apollo’s cybersecurity policies and practices are ful
ly integrated
into its ERM framework through its reporting, risk management and oversight channels and are based, in part, on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards.
As one of the critical elements of Apollo’s overall ERM approach, Apollo’s cybersecurity program is focused on the following key areas:

•
Governance.
As discussed further under the heading “Cybersecurity Governance,” the AGM Board of Directors has an oversight role, as a whole and also at the committee level, in overseeing management of Apollo’s risks, including its cybersecurity risks. Apollo’s Chief Information Security Officer (“
CISO
”) and the CISO of Athene (“
AHL’s CISO
”), a subsidiary of AGM, with support from the broader Apollo Technology team, are responsible for information security strategy, policies and practices, and also receive support, as appropriate, from our executive officers and other representatives of the Operating Manager and its affiliates.

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

Apollo engages in the periodic assessment and testing of its policies and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of its cybersecurity measures. Apollo regularly engages
third parties, including auditors and consultants, to perform assessments on its cybersecurity measures, including information security maturity assessments, audits and independent reviews of its information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to Apollo’s risk management function, and Apollo adjusts its cybersecurity policies and practices as necessary based on the information provided by these assessments, audits and reviews. For further discussion of the risks we face from cybersecurity threats, including those that could materially affect us, see “Item 1A. Risk Factors— Risks Related to our Company and an Investment in our Shares—We may face a breach of our cyber security, which could result in exposure of confidential information and adverse consequences to our operations.”

8
5

To our knowledge, cybersecurity threat risks have not materially affected our company, including our business strategy, results of
operations or financial condition.
Cybersecurity Governance
The AGM Board of Directors’ oversight of Apollo’s cybersecurity risk management is supported by the audit committee of the AGM Board of Directors (the “
AGM audit committee
”), the AAM Global Risk Committee (“
AGRC
”), the Operational Risk Forum (the “
ORF
”), the Cybersecurity Working Group and management. The AGM Board of Directors, the AGM audit committee, the AGRC, the ORF and the Cyber Security Working Group receive regular updates on Apollo’s information technology, cybersecurity risk profile and strategy, and risk mitigation plans from Apollo’s risk management professionals, AGM’s Chief Security Officer (“
CSO
”), its CISO, and other members of Apollo’s management and relevant management committees and working groups. The Cyber Security Working Group is chaired by the CISO and has representation from Apollo’s Technology, Legal, Compliance, and ERM teams. The group meets at least once a quarter to discuss cybersecurity and risk mitigation activities, among other topics. The CISO regularly reports to the ORF regarding cyber risk, and the ORF in turn reports to the AGRC on a quarterly basis, noting any cyber updates when necessary or appropriate. In turn, AGM’s board of directors and/or the AGM audit committee receive quarterly risk updates from risk management professionals, as well as at least annual updates on cyber risk specifically. The full AGM Board of Directors or the AGM audit committee receives presentations and reports on cybersecurity risks from AGM’s CSO or CISO, as well as from Athene’s CISO, at least annually.
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

8
6

Item 2.	Properties

Our corporate headquarters are located at 9 West 57th Street, 42nd Floor, New York, NY 10019, and are provided by the Operating Manager. As of December 31, 2024, we did not own any real estate or other physical properties materially important to our operations. We believe that our office facilities are suitable and adequate for our business as it is currently contemplated to be conducted.

Item 3.	Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2024, we were not involved in any material legal proceedings.

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

As of December 31, 2024, with respect to each outstanding type of Share, the NAV per Share of the A-II Shares, V Shares, F-I Shares, and E Shares in Series I were $26.73, $25.00, $26.55 and $26.88, respectively, and the NAV per Share of the A-II Shares, V Shares, F-I Shares, and E Shares in Series II were $26.88, $25.00, $26.69 and $27.03, respectively.

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

Each of the terms “S Shares,” “I Shares,” “F-S Shares,” “F-I Shares,” “A-I Shares,” “A-II Shares,” “E Shares” and “V Shares,” unless otherwise indicated, refers collectively to the applicable type of Shares of both Series I and Series II. Each type of Shares described herein represents the applicable type of limited liability company interest in each of Series I and Series II. The same type of each Series has the same terms with respect to each Series unless otherwise indicated.

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

Each Series currently offers six types of investor shares to Shareholders: S Shares, I Shares, F-S Shares, F-I Shares, A-I Shares and A-II Shares (collectively, with respect to shares available through Series I, the “Series I Investor Shares” and, with respect to shares available through Series II, the “Series II Investor Shares”, and, together, the “Investor Shares”). Holders of S Shares, I Shares, F-S Shares, F-I Shares, A-I Shares and A-II Shares have equal rights and privileges with each other. Such Shares are subject to different sales load, dealer manager fees, servicing fees or distribution fees, as applicable.

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

Net Asset Value

The Company determines NAV of the Shares no less frequently than monthly. The Operating Manager prepares valuations with respect to each of our Infrastructure Assets in accordance with its valuation guidelines approved by the Board. The Operating Manager uses the estimated values provided as well as inputs from other sources in its calculation of our monthly NAV per Share. The NAV per Share of each type of the Company’s Shares is determined by dividing the total assets of the Company (the value of investments, plus cash or other assets, including interest and distributions accrued but not yet received) attributable to such type less the value of any liabilities (including accrued expenses or distributions) of such type, by the total number of Shares outstanding of such type. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Net Asset Value” for a discussion of the Company’s calculation of net asset value per Share in accordance with valuation policies and procedures that have been approved by our Board.

Holders

As of March 31, 2025, the Company had the below number of holders of record of each outstanding type of Shares:

Type	Number of Holders
Series I
A-II Shares	10,032,587
F-I Shares	1,304,300
E Shares	8,201
V Shares	40
I Shares	338,637
S Shares	110
Series II
A-II Shares	27,812,716
F-I Shares	1,091,521
E Shares	32,351
V Shares	40
I Shares	32,170
S Shares	110

Distributions

Series I and Series II declared and accrued their first distributions in March 2024, and seek to pay regular quarterly distributions at an attractive distribution yield to Shareholders of record. However, there can be no guarantee that any Series will pay quarterly distributions consistently and at a specific rate, or at all. See “Item 1A. Risk Factors—Risks Related to our Company and an Investment in our Shares—The amount of any distributions we may pay is uncertain. We may not be able to sustain the payment of distributions.” See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Distributions” for a discussion of the Company’s distributions declared for the year ended December 31, 2024.

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

Share Repurchases

For the year ended December 31, 2024, the Company repurchased 24,845 Series I A-II Shares, 15,480 Series I F-I Shares, and 78,657 Series II A-II Shares of the Company’s equity securities for a total purchase price of $3,108. We expect that the Company will continue to conduct quarterly Share Repurchases for up to 5.0% of the aggregate NAV of our outstanding Investor Shares and E Shares of each Series (measured across both Series) at a price based on the NAV per Share as of the last business day of the quarter prior to the commencement of a Share Repurchase (the “Repurchase Plan”). Due to tax considerations and other factors, the NAV between each Series will differ, and because of differential fees and other factors, NAV between Share type will differ, but all NAV calculations are expected to be based on the joint underlying economic interests of both Series in the Infrastructure Assets.

The Board may make exceptions to modify or suspend our Repurchase Plan if, in its reasonable judgment, it deems such action to be in our best interest and the best interest of our Shareholders. Material modifications, including any amendment to the 5.0% quarterly limitations on repurchases, to and suspensions of the Repurchase Plan will be promptly disclosed to Shareholders in a supplement to our private placement memorandum or special or periodic report filed by us on the SEC’s website at www.sec.gov. Material modifications will also be disclosed on our website.

During the three months ended December 31, 2024, the Company repurchased Shares in the following amounts:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2024 to October 31, 2024	—	$—	—	—
November 1, 2024 to November 30, 2024	80,460	$26.23	80,460	—
December 1, 2024 to December 31, 2024	—	$—	—	—

Total	80,460	$26.23	80,460	—

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The Company was formed on April 3, 2023 as a Delaware limited liability company and we operate our operations in a manner such that we are not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We are a holding company whose mission is to be a leading owner and operator of and capital provider to Infrastructure Assets across global private markets. In doing so, our objective is to generate excess returns per unit of risk for our Shareholders consisting of both current income and long-term capital appreciation. We plan to establish operations and provide capital to Infrastructure Assets across power and renewables, transportation, digital infrastructure, and social infrastructure sectors (collectively, the “Target Sectors”). We seek to have a global footprint, focusing primarily on opportunities in North America, countries in Western Europe and member states of the Organization for Economic Co-operation and Development (“OECD”).

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

The Company commenced principal operations on November 1, 2023.

On April 10, 2023, the Company established two registered series of limited liability company interests, Apollo Infrastructure Company LLC - Series I (“Series I”) and Apollo Infrastructure Company LLC - Series II (“Series II” and, together with Series I, the “Series”), pursuant to the Delaware Limited Liability Company Act (as amended from time to time, the “LLC Act”), and although the U.S. Internal Revenue Service (“IRS”) has only issued proposed regulations relating to series entities, each Series is intended to be treated as a separate entity, and have a different tax classification, for U.S. federal income tax purposes. Under Delaware law, to the extent the records maintained for a Series account for the assets associated with such Series separately from the other assets of the Company or any other Series, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to such Series are segregated and enforceable only against the assets of such Series and not against the assets of the Company generally or any other Series. Series I and Series II are expected to invest, directly or indirectly, in the same portfolio of Infrastructure Assets on a pro rata basis. Series I has elected to be treated as a corporation for U.S. federal income tax purposes and Series II is intended to be treated as a partnership for U.S. federal income tax purposes. The state tax treatment of a series limited liability company depends on the laws of each state, and it is possible that a particular state may treat Series I and Series II as a single entity for state tax purposes or may treat Series I or Series II as separate entities but classified differently than the IRS does for U.S. federal income tax purposes. The Series conduct the business of the Company jointly and although they have the ability and intention to contract in their own names, they expect to do so jointly and in coordination with one another. Each Series is overseen by the Board and managed by the Operating Manager.

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

Recent Developments

Infrastructure Assets Activity

During the year ended December 31, 2024, the Company acquired interests in Infrastructure Assets, as follows:

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

A subsidiary of the Company has acquired a first mortgage issued by a long-term lease construction company to finance a data center.

A subsidiary of the Company has acquired a subordinated credit facility issued by a liquid fuels logistic provider.

A subsidiary of the Company has acquired a first mortgage to finance the construction of a purpose-build data center development.

A subsidiary of the Company has acquired a common equity position in a solar and battery portfolio.

A subsidiary of the Company has acquired a convertible note to support acquisition of a hydroelectric portfolio in the Northeast US.

A subsidiary of the Company has acquired a delayed draw term loan facility to support expansion of an international data center portfolio.

The Company has also acquired first lien senior secured notes issued by companies across infrastructure related sectors.

Results of Operations

From April 3, 2023 (the “Date of Formation”) through October 31, 2023, we had not commenced our principal operations and were focused on our formation and the registration statement for the Company. Our registration statement on Form 10 automatically became effective on August 14, 2023 and we commenced principal operations on November 1, 2023.

We are dependent upon the proceeds from our continuous Private Offering in order to conduct our business. We intend to continue to acquire Infrastructure Assets with the capital received from our continuous Private Offering and any indebtedness that we may incur in connection with such activities.

Given the shortened operating period from the Date of Formation through the year ended December 31, 2023, we do not believe a comparative discussion and analysis involving results from such period to be materially relevant to an assessment of the financial condition of the Company or the results of operations for the year ended December 31, 2024. A discussion of the results of operations for year ended December 31, 2024 is as follows:

Revenues

We generate revenues primarily from our long-term control and management of control-oriented Infrastructure Assets, Infrastructure Asset financings and to a lesser extent strategic investments in Infrastructure Assets, which may consist of dividend income, interest income, net realized gains or losses and net change in unrealized appreciation or depreciation of Infrastructure Assets.

Series I recorded $20,040 of revenues for the year ended December 31, 2024 consisting of $10,290 of interest income, $58 of realized gains and $9,692 of net change in unrealized appreciation. Series II recorded $58,310 of revenues for the year ended December 31, 2024 consisting of $30,290 of interest income, $164 of realized gains and $27,856 of net change in unrealized appreciation. Such revenues were generated from our Liquidity Portfolio and our Infrastructure Assets. The Company recorded a total of $78,350 of revenues for the year ended December 31, 2024 consisting of $40,580 of interest income, $222 of realized gains and $37,548 of net change in unrealized appreciation.

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

The Operating Manager earned gross Management Fees of $794, $2,227, and $3,021 from Series I, Series II and the Company, respectively, with a Special Fees offset of $368, $1,047 and $1,415, from Series I, Series II and the Company, respectively, resulting in net management fees of $426, $1,180 and $1,606 from Series I, Series II and the Company, respectively.

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

For the year ended December 31, 2024, neither Series paid the Dealer Manager for any annual distribution fees, shareholder servicing fees, upfront selling commission or dealer manager fees.

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

For the year ended December 31, 2024, $368, $1,047, and $1,415 of the total Special Fees allocable to the Company were used to offset Management Fees for Series I, Series II and the Company, respectively. As of December 31, 2024, there were no remaining Special Fees allocable for future management fee offset for Series I or Series II.

Performance Fee

So long as the Operating Agreement has not been terminated, the Operating Manager is entitled to receive a performance fee (the “Performance Fee”) equal to (i) 12.5% of the total return with respect to S Shares or I Shares, (ii) 9.0% of the total return with respect to F-S Shares or F-I Shares, (iii) 7.5% of the total return from inception through December 31, 2026 and 9.0% thereafter with respect to A-I Shares and (iv) 5.0% of the total return with respect to A-II Shares, in each case subject to a 5.0% hurdle amount and a high water mark with respect to such type of Shares, with a catch-up. Such fee will be paid annually and accrue monthly. The Performance Fee is not paid on Apollo Shares, and as a result, it is an expense specific only to Investor Shares at the rates specified herein, which will result in the dilution of Investor Shares in proportion to the fees charged to different types of Investor Shares.

The Operating Manager earned Performance Fees of $982, $2,721, and $3,703 from Series I, Series II and the Company, respectively, for the year ended December 31, 2024.

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

Series I, Series II and the Company incurred organizational expenses of $7, 19, and $26, respectively, for the year ended December 31, 2024.

Series I, Series II and the Company amortized offering expenses of $127, $389, and $516, respectively, for the year ended December 31, 2024. The remaining amounts are deferred and reflected in the Consolidated Statements of Assets and Liabilities in the consolidated financial statements of the Company.

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

Series I, Series II and the Company incurred Operating Expenses of $2,171, $6,591, and $8,762, respectively, for the year ended December 31, 2024. These expenses relate to general and administration expenses and directors fees.

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

For the year ended December 31, 2024, the Operating Manager elected to provide Expense Supports of $1,096, $3,423 and $4,519 in connection with expenses incurred by Series I, Series II and the Company, respectively.

Income Taxes

For the year ended December 31, 2024, Series I, Series, II and the Company had a current income tax provision of $1,896, $4,252 and $6,148, respectively. For the year ended December 31, 2024, Series I, Series II and the Company had a deferred tax liability of $2,255, $5,361 and $7,616, respectively, comprising of U.S. federal and state taxes, which are based upon income, dividends, and gains earned.

Net Asset Value

We calculate NAV per Share in accordance with valuation policies and procedures that have been approved by our Board. Our NAV per Share of each type of Share is the price at which we sell and repurchase our Shares. The following tables include the net asset value of outstanding Shares as of December 31, 2024. The following table provides a breakdown of the major components of our Net Asset Value as of December 31, 2024 ($ in thousands, except shares):

Components of Net Asset Value	December 31, 2024
Investments at Fair Value (1)	$631,905
Cash and cash equivalents	321,542
Other assets	16,867
Other liabilities	(18,851)
Distributions payable	(7,044)
Accrued performance fee	(3,703)
Management fee payable	(420)

Net Asset Value	$940,296

Number of outstanding shares	35,042,896

(1)	With respect to December 31, 2024, at a cost of $593,650.

The following table provides a breakdown of our total Net Asset Value and our NAV per Share by type as of December 31, 2024 ($ in thousands, except shares and per share data):

Type	Monthly Net Asset Value	Number of Outstanding Shares	Net Asset Value per share as of December 31, 2024
Series I
A-II Shares	$216,781	8,109,427	$26.73
F-I Shares	30,652	1,154,705	$26.55
E shares	115	4,262	$26.88
V Shares	1	40	$25.00
Series II
A-II Shares	$665,553	24,755,955	$26.88
F-I Shares	26,678	999,415	$26.69
E shares	515	19,052	$27.03
V Shares	1	40	$25.00

Total	$940,296	35,042,896

Valuation Methodologies and Significant Inputs

The following table provides quantitative measures used to determine the fair values of the Level III investments as of December 31, 2024 ($ in thousands):

December 31, 2024
Asset Type	Level III Fair Value	Valuation Technique	Unobservable Input	Input
Series I
Investments in Partnership Investment Vehicle	$32,508	Discounted Cash Flow	Discount Rate Terminal Multiple	15.00% - 15.10% 8.5x - 14.3x
Investments in Loans	75,887	Discounted Cash Flow Transaction Price (1)	Discount Rate N/A	7.18% - 10.66% N/A
Investments in Warrants	1,076	Transaction Price	N/A	N/A

Total	$109,471

Series II
Investments in Partnership Investment Vehicle	$90,755	Discounted Cash Flow	Discount Rate Terminal Multiple	15.00% - 15.10% 8.5x - 14.3x
Investments in Loans	211,855	Discounted Cash Flow Transaction Price (1)	Discount Rate N/A	7.18% - 10.66% N/A
Investments in Warrants	3,004	Transaction Price	N/A	N/A

Total	$305,614

Total
Investments in Partnership Investment Vehicle	$123,263	Discounted Cash Flow	Discount Rate Terminal Multiple	15.00% - 15.10% 8.5x - 14.3x
Investments in Loans	287,742	Discounted Cash Flow Transaction Price (1)	Discount Rate N/A	7.18% - 10.66% N/A
Investments in Warrants	4,080	Transaction Price	N/A	N/A

Total	$415,085

(1)

The Investments in Loans valued at Transaction Price include certain loans held by the Company that, pursuant to their contractual terms, produce PIK income. PIK income computed at the contractual rate is accrued into income and reflected as a receivable up to the capitalization date. For the year ended December 31, 2024, Series I, Series II and the Company, earned and capitalized PIK income of $3,182, $9,313, and $12,495, respectively.

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

Distributions

For the year ended December 31, 2024 the Company declared distributions on the following types of outstanding shares in the amounts per share set forth below. Distributions are paid in cash or reinvested in shares of the Company for shareholders participating in the Company’s distribution reinvestment plan:

	Series I			Series II
Record Date	Class A-II Shares	Class F-I Shares	Class E Shares	Class A-II Shares	Class F-I Shares	Class E Shares
March 31, 2024	$0.1300	$0.1300	$—	$0.1300	$0.1300	$—
June 30, 2024	0.1621	0.1621	0.1621	0.1621	0.1621	0.1621
September 30, 2024	0.1805	0.1805	0.1805	0.1805	0.1805	0.1805
December 31, 2024	0.2010	0.2010	0.2010	0.2010	0.2010	0.2010

Liquidity and Capital Resources

As of December 31, 2024, the Company had $321,542 in cash and cash equivalents, primarily the result from sales of our Shares.

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

Share Repurchases

For the year ended December 31, 2024, the Company repurchased 24,845 Series I A-II Shares, 15,480 Series I F-I Shares, and 78,657 Series II A-II Shares of the Company’s equity securities for a total purchase price of $3,108. We expect that the Company will continue to conduct quarterly Share Repurchases for up to 5.0% of the aggregate NAV of our outstanding Investor Shares and E Shares of each Series (measured across both Series) at a price based on the NAV per Share as of the last business day of the quarter prior to the commencement of a Share Repurchase. Due to tax considerations and other factors, the NAV between each Series will differ, and because of differential fees and other factors, NAV between Share type will differ, but all NAV calculations are expected to be based on the joint underlying economic interests of both Series in the Infrastructure Assets.

The Board may make exceptions to modify or suspend our Repurchase Plan if, in its reasonable judgment, it deems such action to be in our best interest and the best interest of our Shareholders. Material modifications, including any amendment to the 5.0% quarterly limitations on repurchases, to and suspensions of the Repurchase Plan will be promptly disclosed to Shareholders in a supplement to our private placement memorandum or special or periodic report filed by us on the SEC’s website at www.sec.gov. Material modifications will also be disclosed on our website.

Cash Flows

The following table summarizes the changes to our cash flows for the year ended December 31, 2024 ($ in thousands):

December 31, 2024
Cash flows from:
Operating activities	$(432,380)
Financing activities	632,651

Net increase in cash and cash equivalents	$200,271

Cash used in operating activities

Our cash flow used in operating activities was $432,380 for the year ended December 31, 2024, which primarily reflects the acquisition, sale and syndication of Infrastructure Assets. In addition, our net increase in net assets resulting from operations was $54,492 for the year ended December 31, 2024, which reflects income from interest, realized gains and an increase in the value of our Infrastructure Assets and Liquidity Portfolio, partially offset by expenses and income taxes incurred.

Cash provided by financing activities

Our cash flow provided by financing activities was $632,651 for the year ended December 31, 2024, which primarily reflects the gross proceeds from the sale of Shares pursuant to our Private Offering.

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

Contractual Obligations

See “Note 6. Commitments and Contingencies,” to our financial statements in this Annual Report on Form 10-K for our contractual obligations and commitments with payments due subsequent to December 31, 2024.

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

Changes in Fair Value

All of our Infrastructure Assets as of December 31, 2024 are reported at fair value. Net changes in the fair value of Infrastructure Assets impact the net increase or decrease in net assets resulting from operations in our Consolidated Statements of Operations. Based on Infrastructure Assets held as of December 31, 2024, we estimate that an immediate 10% increase or decrease in the fair value of Infrastructure Assets generally would result in a commensurate change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the Infrastructure Asset was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Based on the fair value of Infrastructure Assets as of December 31, 2024, we estimate that an immediate, hypothetical 10% increase or decline in the fair value of Infrastructure Assets would result in an increase or decline, respectively, in net assets resulting from operations of $63,191, if not offset by other factors.

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

Additionally, with respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt acquisitions to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our debt acquisitions to increase. As of December 31, 2024, we had no indebtedness.

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

Apollo Infrastructure LLC

10
5

Item 8.	Financial Statements and Supplementary Data
Apollo Infrastructure Company
Consolidated Financial Statements
As of December 31, 2024 and for the year ended December 31, 2024.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Apollo Infrastructure Company LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Apollo Infrastructure Company LLC (the “Company”), Apollo Infrastructure Company LLC - Series I (“Series I”), and Apollo Infrastructure Company LLC - Series II (“Series II”), including the condensed consolidated schedules of investments as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in net assets, and cash flows, for the year ended December 31, 2024 and for the period from April 3, 2023 (date of formation) to December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company, Series I, and Series II as of December 31, 2024 and 2023, and the results of their operations, changes in net assets and their cash flows for the year ended December 31, 2024 and for the period from April 3, 2023 (date of formation) to December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023 by correspondence with the custodians, loan agents and investees; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
New York, NY
March 31, 2025
We have served as the Company’s auditor since 2023.

10
6

Apollo Infrastructure Company LLC
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share data)

	as of December 31, 2024			as of December 31, 2023
	Series I	Series II	Total	Series I	Series II	Total

Assets
Investments at fair value (cost at December 31, 2024 of $156,833; $436,817; $593,650; and at December 31, 2023 of $24,187; $112,121; $136,308; respectively)	$166,652	$465,253	$631,905	$24,314	$112,701	$137,015
Cash and cash equivalents	84,681	236,861	321,542	21,575	99,696	121,271
Prepaid expenses and other assets	1,766	5,134	6,900	190	877	1,067
Deferred offering expenses	545	1,522	2,067	432	2,016	2,448
Subscription receivable	—	—	—	500	—	500
Due from Operating Manager	2,083	5,817	7,900	598	2,783	3,381

Total assets	$255,727	$714,587	$970,314	$47,609	$218,073	$265,682

Liabilities
Management fee payable	$117	$303	$420	$32	$145	$177
Accrued performance fee payable	982	2,721	3,703	27	125	152
Distribution payable	1,863	5,181	7,044	—	—	—
Deferred taxes liability	2,299	5,455	7,754	—	—	—
Organizational expenses payable	—	—	—	12	67	79
Offering expenses payable	—	—	—	34	163	197
Other accrued expenses and liabilities	870	2,467	3,337	232	1,041	1,273
Due to Operating Manager	2,047	5,713	7,760	530	2,486	3,016

Total liabilities	$8,178	$21,840	$30,018	$867	$4,027	$4,894

Commitments and contingencies (Note 6)

Total net assets	$247,549	$692,747	$940,296	$46,742	$214,046	$260,788

Net assets are comprised of:
A-II Shares, at December 31, 2024; Series I: 8,109,427; Series II: 24,755,955; and Total: 32,865,382, and at December 31, 2023; Series I: 1,851,311; Series II: 8,468,437; and Total: 10,319,748, shares authorized, issued and outstanding; respectively	$216,781	$665,553	$882,334	$46,741	$214,045	$260,786
F-I Shares, at December 31, 2024; Series I: 1,154,705; Series II: 999,415; and Total: 2,154,120, shares authorized, issued and outstanding; respectively	30,652	26,678	57,330	—	—	—
E Shares, at December 31, 2024; Series I: 4,262; Series II: 19,052; and Total shares: 23,314 authorized, issues and outstanding; respectively	115	515	630	—	—	—
V Shares, at December 31, 2024 Series I: 40; Series II: 40; and Total: 80, and at December 31, 2023; Series I: 40; Series II: 40; and Total: 80, shares authorized issued and outstanding; respectively	1	1	2	1	1	2

Total net assets	$247,549	$692,747	$940,296	$46,742	$214,046	$260,788

Net asset value per share
A-II Shares:
Net assets	$216,781	$665,553	$882,334	$46,741	$214,045	$260,786
Shares outstanding	8,109,427	24,755,955	32,865,382	1,851,311	8,468,437	10,319,748

Net asset value per share	$26.73	$26.88	$26.85	25.25	$25.28	$25.27

F-I Shares:
Net assets	$30,652	$26,678	$57,330	$—	$—	$—
Shares outstanding	1,154,705	999,415	2,154,120	—	—	—

Net asset value per share	$26.55	$26.69	$26.61	$—	$—	$—

E Shares:
Net assets	$115	$515	$630	$—	$—	$—
Shares outstanding	4,262	19,052	23,314	—	—	—

Net asset value per share	$26.88	$27.03	$27.00	$—	$—	$—

V Shares:
Net assets	$1	$1	$2	$1	$1	$2
Shares outstanding	40	40	80	40	40	80

Net asset value per share	$25.00	$25.00	$25.00	$25.00	$25.00	$25.00

10
7

Apollo Infrastructure Company LLC
Consolidated Statements of Operations
(in thousands, except share and per share data)

	For the year ended December 31, 2024			For the period from April 3, 2023 (date of formation) to December 31,2023
	Series I	Series II	Total	Series I	Series II	Total

Investment income
Interest income	$10,290	$30,290	$40,580	$436	$2,015	$2,451

Total investment income	$10,290	$30,290	$40,580	$436	$2,015	$2,451

Expenses
Organizational expenses	$7	$19	$26	$282	$1,321	$1,603
General and administration expenses	2,058	6,252	8,310	281	1,300	$1,581
Directors fees	113	339	452	20	93	113
Deferred offering expenses amortization	127	389	516	14	70	84
Management fees, net	426	1,180	1,606	32	145	177
Performance fees	982	2,721	3,703	27	125	152

Total expenses	$3,713	$10,900	$14,613	$656	$3,054	$3,710

Less: Expense support from Operating Manager	(1,096)	(3,423)	(4,519)	(598)	(2,783)	(3,381)

Net expenses	$2,617	$7,477	$10,094	$58	$271	$329

Net investment income before taxes	$7,673	$22,813	$30,486	$378	$1,744	$2,122

Provision for (benefit from) income taxes	4,151	9,613	13,764	115	329	444

Net investment income	$3,522	$13,200	$16,722	$263	$1,415	$1,678

Realized and unrealized gain/(loss)
Net realized gain/(loss) from investments	$58	$164	$222	$12	$55	$67
Net change in unrealized appreciation/(depreciation) from investments	9,692	27,856	37,548	127	580	707

Net realized and unrealized gain/(loss)	$9,750	$28,020	$37,770	$139	$635	$774

Net increase (decrease) in net assets resulting from operations	$13,272	$41,220	$54,492	$402	$2,050	$2,452

10
8

Apollo Infrastructure Company LLC
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share data)

	For the year ended December 31, 2024			For the period from April 3, 2023 (date of formation) to December 31, 2023
	Series I	Series II	Total	Series I	Series II	Total

Operations
Net investment income	$3,522	$13,200	$16,722	$263	$1,415	$1,678
Net realized gain/(loss) from investments	58	164	222	12	55	67
Net change in unrealized appreciation/(depreciation) from investments	9,692	27,856	37,548	127	580	707

Net increase (decrease) in net assets resulting from operations	$13,272	$41,220	$54,492	$402	$2,050	$2,452

Distributions
A-II Shares:	$(4,024)	$(12,291)	$(16,315)	$—	$—	$—
F-I Shares:	(409)	(316)	(725)	—	—	—
E Shares:	(2)	(7)	(9)	—	—	—

Net increase (decrease) in net assets resulting from distributions	$(4,435)	$(12,614)	$(17,049)	$—	$—	$—

Capital Share Transaction
A-II Shares:
Consideration from issuance of shares	$162,474	$424,486	$586,960	$46,339	$211,995	$258,334
Reinvestment of distributions	17	997	1,014	—	—	—
Repurchases of shares	(645)	(2,061)	(2,706)	—	—	—
F-I Shares:					.
Consideration from issuance of shares	$30,360	$26,099	$56,459	$—	$—	$—
Reinvestment of distributions	56	75	131	—	—	—
Repurchases of shares	(402)	—	(402)	—	—	—
E Shares:
Consideration from issuance of shares	$109	$498	$607	$—	$—	$—
Reinvestment of distributions	1	1	2	—	—	—
Repurchases of shares	—	—	—	—	—	—
V Shares:
Consideration from issuance of shares	$—	$—	$—	$1	$1	$2

Net increase (decrease) in capita l sha re transaction	$191,970	$450,095	$642,065	$46,340	$211,996	$258,336

Net Assets
Total increase (decrease) in net assets during the period	$200,807	$478,701	$679,508	$46,742	$214,046	$260,788
Net assets at beginning of period	46,742	214,046	260,788	—	—	—

Net assets at end of period	$247,549	$692,747	$940,296	$46,742	$214,046	$260,788

1
09

Apollo Infrastructure Company
Consolidated Statements of Cash Flows
(in thousands, except share and per share data)

	For the year ended December 31, 2024			For the period from April 3, 2023 (date of formation) to December 31, 2023
	Series I	Series II	Total	Series I	Series II	Total

Operating activities
Net increase/(decrease) in net assets resulting from operations	$13,272	$41,220	$54,492	$402	$2,050	$2,452
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash used in operating activities:
Amortization of restricted stock shares	27	77	104	—	—	—
Net change in unrealized (appreciation)/depreciation from investments	(9,692)	(27,856)	(37,548)	(127)	(580)	(707)
Payment-in-kind interest capitalized	(3,182)	(9,313)	(12,495)	(184)	(845)	(1,029)
Payment-in-kind warrants received	(388)	(1,136)	(1,524)	—	—	—
Acquisition of Infrastructure Assets, net of rebalancing transaction of ($19,743) to Series I and $19,743 to Series II	(168,068)	(437,367)	(605,435)	(25,923)	(120,273)	(146,196)
Proceeds from syndication of Infrastructure Assets	4,220	11,780	16,000	1,920	8,997	10,917
Proceeds from sale of Infrastructure Assets	34,772	111,340	146,112	—	—	—
Deferred offering expenses amortization	127	389	516	14	70	84
Changes in operating assets and liabilities:
(Increase) in prepaid expenses and other assets	(1,603)	(4,334)	(5,937)	(190)	(877)	(1,067)
(Increase)/decrease in deferred offering expenses	(240)	105	(135)	(446)	(2,086)	(2,532)
(Increase) in due from Operating Manager	(1,485)	(3,034)	(4,519)	(598)	(2,783)	(3,381)
Increase in management fee payable	85	158	243	32	145	177
Increase in accrued performance fees	955	2,596	3,551	27	125	152
(Decrease)/increase in organization expenses payable	(12)	(67)	(79)	12	67	79
(Decrease)/increase in offering expenses payable	(34)	(163)	(197)	34	163	197
Increase in deferred taxes liability	2,299	5,455	7,754	—	—	—
Increase in other accrued expenses and liabilities	547	1,426	1,973	232	1,041	1,273
Increase in due to Operating Manager	1,517	3,227	4,744	530	2,486	3,016

Net cash used in operating activities	$(126,883)	$(305,497)	$(432,380)	$(24,265)	$(112,300)	$(136,565)

Financing activities
Proceeds from issuance of shares	193,443	451,083	644,526	45,840	211,996	257,836
Payment on repurchases of shares	(956)	(2,061)	(3,017)	—	—	—
Distribution	(2,498)	(6,360)	(8,858)	—	—	—

Net cash provided by financing activities	$189,989	$442,662	$632,651	$45,840	$211,996	$257,836

Cash and cash equivalents
Net increase in cash and cash equivalents	63,106	137,165	200,271	21,575	99,696	121,271
Cash and cash equivalents at beginning of period	21,575	99,696	121,271	—	—	—

Cash and cash equivalents at end of period	$84,681	$236,861	$321,542	$21,575	$99,696	$121,271

Supplemental disclosure of cash flow information:
Income taxes paid	$1,863	$3,951	$5,814	$70	$150	$220
Payment-in-kind income	3,570	10,449	14,019	184	845	1,029
Noncash financing activities not included - distribution payable	1,863	5,181	7,044	—	—	—
Noncash financing activities not included - reinvestment of distribution	74	1,073	1,147	—	—	—
Noncash financing activities not included - subscription receivable	—	—	—	500	—	500

11
0

Apollo Infrastructure Company LLC
Condensed Consolidated Schedules of Investments
December 31, 2024
(in thousands, except share and per share data)

Description	Country	Industry	Principal Amount or Number of Shares	Fair Value	Fair Value as a Percentage of Net Assets (1)

Series I
Investments in Partnership Investment Vehicle: (2)
AP Tosca Holdings, L.P. (3)	United States	Power & Utilities		$17,370	7.0%
Novus Holdings Parent, L.P.	United States	Transportation		25,902	10.5%
AIC 3-Z Subsidiary, LLC (4)	United States	Various		22,938	9.3%
Other Infrastructure Assets	United States	Power & Utilities		12,879	5.2%
Other Infrastructure Assets	United States	Transportation		6,605	2.7%

Total Investments in Partnership Investment Vehicle (Cost of $80,518)				$85,694	34.7%

Investments in Loans:
Yondr Capital LP- 15.75%-17.75% 06/27/29	Various	Digital	$22,963,616	$26,279	10.6%
Other Infrastructure Assets	United States	Power & Utilities		33,170	13.4%
Other Infrastructure Assets	United States	Communications		20,433	8.3%

Total Investments in Loans (Cost of $75,893)				$79,882	32.3%

Investments in Warrants:
Yondr Capital LP	Various	Digital		$1,076	0.4%

Total Investments in Warrants (Cost of $422)				$1,076	0.4%

Total Investments - Series I (Cost of $156,833)				$166,652	67.4%

Series II
Investments in Partnership Investment Vehicle: (2)
AP Tosca Holdings, L.P. (3)	United States	Power & Utilities		$48,492	7.0%
Novus Holdings Parent, L.P.	United States	Transportation		72,314	10.4%
AIC 3-Z Subsidiary, LLC (4)	United States	Various		64,037	9.2%
Other Infrastructure Assets	United States	Power & Utilities		35,955	5.2%
Other Infrastructure Assets	United States	Transportation		18,441	2.7%

Total Investments in Partnership Investment Vehicle (Cost of $224,145)				$239,239	34.5%

Investments in Loans:
Yondr Capital LP- 15.75%-17.75% 06/27/29	Various	Digital	$64,109,233	$73,366	10.6%
Other Infrastructure Assets	United States	Power & Utilities		92,599	13.4%
Other Infrastructure Assets	United States	Digital		57,045	8.2%

Total Investments in Loans (Cost of $211,570)				$223,010	32.2%

Investments in Warrants:
Yondr Capital LP	Various	Digital		$3,004	0.4%

Total Investments in Warrants (Cost of $1,102)				$3,004	0.4%

Total Investments - Series II (Cost of $436,817)				$465,253	67.1%

Total
Investments in Partnership Investment Vehicle: (2)
AP Tosca Holdings, L.P. (3)	United States	Power & Utilities		$65,862	7.0%
Novus Holdings Parent, L.P.	United States	Transportation		98,216	10.4%
AIC 3-Z Subsidiary, LLC (4)	United States	Various		86,975	9.2%
Other Infrastructure Assets	United States	Power & Utilities		48,834	5.2%
Other Infrastructure Assets	United States	Transportation		25,046	2.7%

Total Investments in Partnership Investment Vehicle (Cost of $304,663)				$324,933	34.5%

Investments in Loans:
Yondr Capital LP- 15.75%-17.75% 06/27/29	Various	Digital	$87,072,849	$99,645	10.6%
Other Infrastructure Assets	United States	Power & Utilities		125,769	13.4%
Other Infrastructure Assets	United States	Digital		77,478	8.2%

Total Investments in Loans (Cost of $287,463)				$302,892	32.2%

Investments in Warrants:
Yondr Capital LP	Various	Digital		$4,080	0.4%

Total Investments in Warrants (Cost of $1,524)				$4,080	0.4%

Total Investments (Cost of $593,650)				$631,905	67.1%

(1)	Fair Value as a percentage of Net Assets shown as a percentage of Net Assets of the respective Series.
(2)	Partnership investment vehicle includes investments in both limited partnerships and limited liability companies.
(3)
Series I, Series II and the Company indirectly own 42,724,063, 119,275,937, and 162,000,000 Series A units, respectively, in Tosca Holdco, LLC an investment in the Power & Utilities industry in the United States. The fair value of Series I, Series II and the Company investment in Tosca Holdco, LLC were $19,636, $54,819 and $74,455, respectively, and the percentage of Net Asset Value of Series I, Series II, and the Company for that investment was 7.9%, 7.9%, and 7.9%, respectively. Series I, Series II and the Company indirectly own 11,604,066, 32,395,934, and 44,000,000 Series B units, respectively, in Tosca Holdco LLC an investment in the Power & Utilities industry in the United States. The fair value of Series I, Series II and the Company investment in Tosca Holdco, LLC were $5,333, $14,889 and $20,222, respectively, and the percentage of Net Asset Value of Series I, Series II, and the Company for that investment was 2.2%, 2.2%, and 2.2%, respectively.

(4)	Represents an investment in an affiliated entity of the Company.

11
1

Apollo Infrastructure Company LLC
Condensed Consolidated Schedules of Investments
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

11
2

Apollo Infrastructure Company LLC
Notes to Consolidated Financial Statements
(in thousands, except for share and per share data)

1.	Organization
Apollo Infrastructure Company LLC and subsidiaries (the “
Company
”) is a limited liability company that was formed in accordance with the laws of Delaware on April 3, 2023 (the “
Date of Formation
”). On April 10, 2023, the Company established two registered series of limited liability company interests, Apollo Infrastructure Company LLC - Series I (“
Series I
”) and Apollo Infrastructure Company LLC - Series II (“
Series II
”). Series I and Series II are treated as separate entities for U.S. federal income tax purposes with segregated assets and liabilities. Sections
18-215(c)
and
18-218(c)(1)
of the Delaware Limited Liability Company Act (as amended from time to time, the “
LLC Act
”) provide that a Series established in accordance with
Section 18-215(b)
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
”). The Company is a holding company that seeks to acquire, own and control portfolio companies, special purpose vehicles and other entities through which infrastructure assets or businesses will be held (“
Infrastructure Assets
”), with the objective of generating attractive risk-adjusted returns consisting of both current income and capital appreciation. Each Series is overseen by the Board and managed by the Operating Manager.
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
”) and benefits from Apollo’s infrastructure sourcing and management platform pursuant to the operating agreement the Company entered into with Apollo Manager, LLC (the “
Operating Manager
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

11
3

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
”), or other equitable allocation methodologies as determined by the Operating Manager. Series I and Series II reflect their allocable share of assets and liabilities of the Company’s wholly-owned subsidiaries on the Consolidated Statements of Assets and Liabilities. Series I and Series II record their allocable share of profits and losses each month based on their relative ownership of the wholly-owned subsidiaries on the Consolidated Statements of Operations. Management has made all necessary adjustments (consisting only of normal recurring items) so that the consolidated financial statements are presented fairly and believes that any estimates made are reasonable and prudent.
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
Cash and Cash Equivalents
– As of December 31, 2024 and December 31, 2023, cash and cash equivalents were comprised of cash and fundings into money market funds sponsored by a U.S. financial institution. As of December 31, 2024, Series I, Series II
,
 and
t
h
e

C
o
m
p
a
n
y
held $84,681, $236,861, and $321,542, respectively, in money market funds, all of which was held in the Goldman Sachs Financial Square Government Fund. As of December 31, 2023, Series I, Series II and
t
h
e

C
o
m
p
a
n
y
held $21,575, $99,696, and $121,271, respectively,
in money market funds, all of which were held in the Goldman Sachs Financial Square Government Fund.
Organizational and Offering Expenses
– Organizational expenses are expensed as incurred. Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business. Series I, Series II and
t
h
e

Company
incurred organizational expenses of $7, $19, and $26, respectively, for the year ended December 31, 2024. Series I, Series II and
t
h
e

Company
incurred organizational expenses of $282, $1,321, and $1,603, respectively, for the period from the Date of Formation to December 31, 2023.
Offering expenses include registration fees and legal fees regarding the preparation of the registration statement on Form 10. Offering expenses are accounted for as deferred costs until operations begin. Series I, Series II and the Company
deferred offering expenses amortization were $127, $389 and $516, respectively, for year ended December 31, 2024. Series I, Series II and the Company
deferred offering expenses amortization were $14, $70 and $84, respectively, for the period from the Date of Formation to December 31, 2023.

As of December 31, 2024, deferred offering expenses for Series I, Series II and the Company
were $
545
, $
1,522
 and $
2,067
, respectively. As of December 31, 2023 Series I, Series II and
the Company
deferred offering expenses were $
432
, $
2,016
 and $
2,448
, respectively.
The Operating Manager may elect to provide expense support for certain organizational and offering expenses which is subject to potential recoupment as described in Note 4 – Related Party Considerations.
Investment Income –
The Company records dividend income and accrues interest income pursuant to the terms of the respective Infrastructure Asset, unless, in the case of dividend income, the Company determines that the Infrastructure Asset does not have positive earnings in which case such dividend income is treated as a return of capital.
Payment-in-Kind
(PIK) interest is accrued monthly on PIK fixed income securities in accordance with the contractual terms of those Infrastructure Assets. In the case of proceeds received from investments in a partnership investment vehicle and limited partnerships, the Company determines the character of such proceeds and record any interest income, dividend income, realized gains or returns of capital accordingly. For the year ended December 31, 2024 and for the period from the Date of Formation to December 31, 2023, investment income was comprised of interest income from Infrastructure Assets and cash and cash equivalents.
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

11
4

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
Level I — Quoted prices are available in active markets for identical financial instruments as of the reporting date. The Company does not adjust the quoted price for these financial instruments, even in situations where the Company holds a large position and the sale of such position would likely deviate from the quoted price.
Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. These financial instruments exhibit higher levels of liquid market observability as compared to Level 3 financial instruments.
Level III — Pricing inputs are unobservable for the financial instrument and includes situations where there is little observable market activity for the financial instrument. The inputs into the determination of fair value may require significant management judgment or estimation. Financial instruments that are included in this category generally include investments where the fair value is based on observable inputs as well as unobservable inputs.
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

11
5

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
Both Series I and Series II recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. Both Series I and Series II review and evaluate tax positions in their major jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition. Based on this review, both Series I and Series II have determined the major tax jurisdictions to be where both Series I and Series II are organized, where both Series I and Series II hold interests in Infrastructure Assets, and where the Operating Manager is located; however, no reserves for uncertain tax positions were recorded for any of Series I and Series II’s Consolidated Statements of Assets and Liabilities for the year ended December 31, 2024 and for the period from the Date of Formation to December 31, 2023.

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
Recent Adopted Accounting Pronouncements –
In November 2023, the FASB issued
ASU 2023-07
“Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”.
ASU 2023-07
intends to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provide new segment disclosure requirements for entities with a single reportable segment.
ASU 2023-07
is effective for fiscal years beginning after December 15, 2023, and for interim periods with fiscal years beginning after December 15, 2024.
ASU 2023-07
is to be adopted retrospectively to all prior periods presented. As of December 31, 2024, the Company adopted ASU
2023-07.
Adoption of the standard has not impacted the consolidated financial statements but has resulted in incremental disclosures, which are included within “Note 9 – Segment Reporting”.
Recent Issued Accounting Pronouncements Not Yet Adopted –
In December 2023, the FASB issued ASU 2023-09, “Income Taxes—Improvements to Income Tax Disclosures”. The guidance makes amendments to update disclosures on income taxes including rate reconciliation, income taxes paid, and certain amendments on disaggregation by federal, state, and foreign taxes, as relevant. The guidance is mandatorily effective for the Company for annual periods beginning in 2025, but early adoption is permitted. The Company is currently evaluating the impact of the new standard.
In November 2024, the FASB issued ASU
2024-03,
“Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic
220-40):
Disaggregation of Income Statement Expenses.” ASU
2024-03
requires public business entities to provide more detailed disclosures about the nature of their expenses in the footnotes to the financial statements. The guidance is mandatorily effective for the Company for annual periods beginning in 2027, but early adoption is permitted. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

11
6

There are no other standards, interpretations or amendments to existing standards
that are effective that would be expected to have a material impact on the Company.

3.	Fair Value Measurement and Disclosures
The following table summarizes the valuation of the Company’s investments and cash and cash equivalents in the fair value hierarchy levels as of December 31, 2024:

December 31, 2024
Description	Total	Level I	Level II	Level III	Investments Measured at NAV (1) (2)
Series I
Investments in Partnership Investment Vehicle	$85,694	$—	$—	$32,508	$53,186
Investments in Loans (3)	79,882	—	3,995	75,887	—
Investments in Warrants	1,076	—	—	1,076	—

Total Investments	$166,652	$—	$3,995	$109,471	$53,186

Cash and cash equivalents	84,681	84,681	—	—	—

Total	$251,333	$84,681	$3,995	$109,471	$53,186

Series II
Investments in Partnership Investment Vehicle	$239,239	$—	$—	$90,755	$148,484
Investments in Loans (3)	223,010	—	11,155	211,855	—
Investments in Warrants	3,004	—	—	3,004	—

Total Investments	$465,253	$—	$11,155	$305,614	$148,484

Cash and cash equivalents	236,861	236,861	—	—	—

Total	$702,114	$236,861	$11,155	$305,614	$148,484

Total
Investments in Partnership Investment Vehicle	$324,933	$—	$—	$123,263	$201,670
Investments in Loans (3)	302,892	—	15,150	287,742	—
Investments in Warrants	4,080	—	—	4,080	—

Total Investments	$631,905	$—	$15,150	$415,085	$201,670

Cash and cash equivalents	321,542	321,542	—	—	—

Total	$953,447	$321,542	$15,150	$415,085	$201,670

(1)
Included within certain investments measured at NAV were Level III investments. Series I, Series II and the Company Level III amounts of these investments were $30,248, $84,447, and $114,695, respectively.
(2)
  As of December 31, 2024, Series I, Series II and the Company had unfunded commitments of $7,975, $22,265, and $30,240, respectively, related to investments measured at NAV.
(3)
  On October 23, 2024, the Company entered into a Sale and Purchase Agreement to sell its interest in Yondr Group, L.P. As of December 31, 2024, the sale is subject to conditions to complete.

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

1
1
8

There were no transfers in or out of the Company’s investments that are classified as Level III investments for the year ended December 31, 2024.
The following table shows changes in the fair value of our Level III investment during the year ended December 31, 2024:

Description	Level III Investments
Series I
Balance as December 31, 2023	$20,442
Purchases, including capitalized PIK and rebalancing transaction	85,913
Net change in unrealized appreciation/(depreciation) from investments	7,565
Sales and syndication	(4,449)
Transfers out of Level III	—
Transfers into Level III	—

Balance as of December 31, 2024	$109,471

Series II
Balance as December 31, 2023	$94,975
Purchases, including capitalized PIK and rebalancing transaction	201,361
Net change in unrealized appreciation/(depreciation) from investments	21,700
Sales and syndication	(12,422)
Transfers out of Level III	—
Transfers into Level III	—

Balance as of December 31, 2024	$305,614

Total
Balance as December 31, 2023	$115,417
Purchases, including capitalized PIK and rebalancing transaction	287,274
Net change in unrealized appreciation/(depreciation) from investments	29,265
Sales and syndication	(16,871)
Transfers out of Level III	—
Transfers into Level III	—

Balance as of December 31, 2024	$415,085

The total
change in unrealized appreciation included in the Consolidated Statements of Operations within net change in unrealized appreciation/(depreciation) from investments for the year ended December 31, 2024 attributable to Level III investments still held at December 31, 2024 for Series I, Series II and the Company
were $7,565, $21,700, and $29,265, respectively.

1
19

There were no transfers in or out of the Company’s investments that are classified as Level III investments for the period from the Date of Formation to December 31, 2023. The following table shows changes in the fair value of our Level III investment during the period from the Date of Formation to December 31, 2023:

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

The total
change in unrealized appreciation included in the Consolidated Statements of Operations within net change in unrealized/(depreciation) from investments for the period from the Date of Formation to December 31, 2023 attributable to Level III investments still held at December 31, 2023 for Series I, Series II and the Com
pany

were $98, $449, and $547, respectively.

12
0

The following table provides quantitative measure used to determine the fair values of the Level III investments as of December 31, 2024:

December 31, 2024
Asset Type	Level III Fair Value	Valuation Technique	Unobservable Input	Input
Series I
Investments in Partnership Investment Vehicle	$32,508	Discounted Cash Flow	Discount Rate	15.00% - 15.10%
			Terminal Multiple	8.5x - 14.3x
Investments in Loans	75,887	Discounted Cash Flow	Discount Rate	7.18% - 10.66%
		Transaction Price (1)	N/A	N/A
Investments in Warrants	1,076	Transaction Price	N/A	N/A

Total	$109,471

Series II
Investments in Partnership Investment Vehicle	$90,755	Discounted Cash Flow	Discount Rate	15.00% - 15.10%
			Terminal Multiple	8.5x - 14.3x
Investments in Loans	211,855	Discounted Cash Flow	Discount Rate	7.18% - 10.66%
		Transaction Price (1)	N/A	N/A
Investments in Warrants	3,004	Transaction Price	N/A	N/A

Total	$305,614

Total
Investments in Partnership Investment Vehicle	$123,263	Discounted Cash Flow	Discount Rate	15.00% - 15.10%
			Terminal Multiple	8.5x - 14.3x
Investments in Loans	287,742	Discounted Cash Flow	Discount Rate	7.18% - 10.66%
		Transaction Price (1)	N/A	N/A
Investments in Warrants	4,080	Transaction Price	N/A	N/A

Total	$415,085

(1)
The Investments in Loans valued at Transaction Price include certain loans held by the Company that, pursuant to their contractual terms, produce PIK income. PIK income computed at the contractual rate is accrued into income and reflected as a receivable up to the capitalization date. For the year ended December 31, 2024, Series I, Series II and the Company
, earned and capitalized PIK income of $3,182, $9,313, and $12,495, respectively.

The following table provides quantitative measure used to determine the fair values of the Level III investments as of December 31, 2023:

12
1

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
For the period from
the Date
of
Formation
to
December 31, 2023, Series I, Series II and
the Company
, earned and capitalized PIK income of
$184, $845, and $1,029, respectively.

Unconsolidated Significant Subsidiary
The following tables present summarized financial information of the significant subsidiaries in which the Company, Series I, and Series II have an indirect equity interest for the year ended December 31, 2024 and for the period from the Date of Formation to December 31, 2023:
Balance Sheet

	As of December 31, 2024	As of December 31, 2023

Total current assets	$93,765	$54,392
Total non-current assets	1,533,784	352,348
Total current liabilities	54,703	29,355
Total non-current liabilities	874,291	208,020
Non-controlling interest	3,640	—
Shareholder equity	694,915	169,365
Income Statement

	For the year ended December 31, 2024	For the period ended December 31, 2023

Total Revenue	$295,682	$235,331
Gross profit	147,989	53,458
Net operating income	86,767	28,979
Income (loss) before taxes	18,743	19,512
Net income (loss)	19,150	15,612
The summarized financial information above does not represent the Company’s proportionate share.

12
2

4.	Related Party Considerations
Initial Capital Contribution
On April 12, 2023, the Company issued 40 V Shares of each of Series I and Series II at the aggregate issue prices of $1 and $1, respectively to
an affiliate of the Company.
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
For the year ended December 31, 2024, the Operating Manager earned gross Management Fees of $794, $2,227, and $3,021 from Series I, Series II and the Company
, respectively, with a Special Fees offset of $368, $1,047, and $1,415, from Series I, Series II and the Company
, respectively, resulting in net management fees of $426, $1,180, and $1,606 from Series I, Series II and the Company
, respectively.
For the period from the Date of Formation to

December 31, 2023, the Operating Manager earned gross Management Fees of $32, $145, and $177 from Series I, Series II and the Company
, respectively
, with no Special Fees offset.
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
As of both
December
31, 2024 and
December 31,
2023
,
 there were no
rebates
or
waivers
of the
management fees
.
So long as the Operating Agreement has not been terminated, the Operating Manager is entitled to receive a performance fee (the “
Performance Fee
”) equal to (i) 12.5% of the total return with respect to S Shares or I Shares, (ii) 9.0% of the total return with respect to
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

12
3

For the year ended December 31, 2024, the Operating Manager earned Performance Fees of $982, $2,721, and $3,703 from Series I, Series II and the Com
pany
, respectively.
For the period from
the Date
of
Formation
to
December 31, 2023, the Operating Manager earned Performance Fees of $27, $125, and $152 from Series I, Series II and the Company
, respectively.
Various affiliates of the Operating Manager are potentially involved in transactions with the Company’s investments in Infrastructure Assets, and whereby affiliates of the Operating Manager may earn fees in, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, “
Capital Solution services
”).
For the year ended December 31, 2024,
$2,571
of fees, allocable to the Company, were paid by the Company’s Infrastructure Assets to consolidated affiliates of the Operating Manager for Capital Solution services, which has been excluded from Special Fees for Series I, Series II and the Company. For the period from the Date of Formation to December 31, 2023
, $12,000
of fees were paid by the Company’s Infrastructure Assets to affiliates of the Operating Manager for Capital Solution services, which has been excluded from Special Fees for Series I, Series II and the Company. The Company’s Infrastructure Assets may have directly or indirectly paid Capital Solution Fees to non-consolidated affiliates of the Operating Manager.
The Company incurred certain operating expenses related to services provided by personnel of the Operating Manager and/or its affiliates. For the year ended December 31, 2024, these expenses were $519, $1,585, and $2,104, for Series I, Series II and th
e Company
, respectively, and are included in general and administration expenses in the Consolidated Statements of Operations.
For the period from
the Date
of
Formation
to
December 31, 2023, these expenses were $200, $917, and $1,117 from Series I, Series II and the Company, respectively and are included in organizational expenses, general and administration expenses, and deferred offering expenses amortization in the Consolidated Statements of Operation; and also in the deferred offering expenses in the Consolidated Statements of Assets and Liabilities.
An affiliate of Apollo was issued 1,992,619 of
A-II
Shares within Series II

on

December 1, 2023 for an aggregate consideration of $50,000.
The said affiliate elected to reinvest its distributions. In connection with such distribution reinvestment, the Company issued

36,464

A-II
Shares within Series II in lieu of cash for the distributions paid during the year ended December 31, 2024.
An affiliate of Apollo was issued 1,523,194 of
A-II
Shares within Series II

o
n

October 1, 2024 for an aggregate consideration of $40,000.
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
For the year ended December 31, 2024, the Operating Manager agreed to provide an Expense Support of $1,096, $3,423, and $4,519 for expenses incurred by Series I, Series II and the Company
, respectively.
For the period from
the Date
of
Formation
to
December 31, 2023, the Operating Manager agree
d
to provide an Expense Support of $598, $2,783, and $3,381 for expenses incurred by Series I, Series II and the Company
, respectively.
As of December 31, 2024, total Due from Operating Manager for total Expense Support outstanding was $2,083, $5,817, and $7,900 for Series I, Series II and
t
he
 Company
, respectively, of which the Operating Manager’s ability to recoup 43% will expire in December 2026, 1
8
% will expire in March 2027, 16% will expire in June 2027, 13% will expire in September 2027, and 10% will expire in December 2027. As of December 31, 2023, total Due from Operating Manager for total Expense Support outstanding was $598, $2,783, and $3,381 for Series I, Series II and
the Company
, respectively, of which 100% will expire on December 31, 2026.
As of December 31, 2024, Series I, Series II and
the Company
had an outstanding amount payable to the Operating Manager of $2,047, $5,713, and $7,760, respectively, and as of December 31, 2023, Series I, Series II and
the Company
had an outstanding payable to Operating Manager of $530, $2,486, and $3,016, respectively, for payments made on their behalf.

12
4

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
As of both December 31, 2024 and December 31, 2023, neither Series paid the Dealer Manager for any annual distribution fees, shareholder servicing fees, upfront selling commission or dealer manager fees.
Restricted Stock Grants
The Company’s board of directors approved the Apollo Infrastructure Company LLC Restricted Share Plan for Independent Directors, pursuant to which, the Company’s E Shares may be granted to
I
ndependent Directors.
The following table summarizes the grants, vesting and forfeitures of restricted common stock during the year ended December 31, 2024:

	Restricted Stock	Grant Date Fair Value ($ in thousands)
Outstanding as of December 31, 2023	—	—
Granted	7,714	200
Vested	—	—
Forfeiture	—	—

Outstanding as of December 31, 2024	7,714	200

During the year ended December 31, 2024, the Company issued 7,714 Series II Class E shares to the
I
ndependent
D
irectors of the Company’s
Board
to cover the restricted stock portion of the annual base director’s fee for the
I
ndependent
D
irectors’ services to the Company. The fair value of these shares was determined using the most recently available NAV and they are subject to a one-year vesting period.
During the year ended December 31, 2024, the Company recorded $27
, $77, and $104 for Series I, Series II and
the Company
, respectively, of restricted stock amortization as director fees in the Consolidated Statements of Operations. The remaining amortization related to the grants of restricted stock, which represents unrecognized compensation cost amounts to $25, $71, and $96 for Series I, Series II and the Company
, respectively, as of December 31, 2024.
There were no
grants, vesting and forfeitures of restricted common stock for the Date of Formation to December 31, 2023.

12
5

5.	Shareholders’ Equity
The following tables summarizes shareholder transactions in common shares during the year ended December 31, 2024 (

in thousands, except shares):

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
A-II Shares:
Balance as of December 31, 2023	1,851,311	$46,339	8,468,437	$211,995	10,319,748	$258,334
Proceeds from issuance of shares	6,282,289	162,474	16,327,801	424,486	22,610,090	586,960
Repurchases of shares	(24,845)	(645)	(78,657)	(2,061)	(103,502)	(2,706)
Reinvestment of distributions	672	17	38,374	997	39,046	1,014

Net increase (decrease)	6,258,116	$161,846	16,287,518	$423,422	22,545,634	$585,268

Balance as of December 31, 2024	8,109,427	$208,185	24,755,955	$635,417	32,865,382	$843,602

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
F-I Shares:
Balance as of December 31, 2023	—	$—	—	$—	—	$—
Proceeds from issuance of shares	1,168,014	30,360	996,532	26,099	2,164,546	56,459
Repurchases of shares	(15,480)	(402)	—	—	(15,480)	(402)
Reinvestment of distributions	2,171	56	2,883	75	5,054	131

Net increase (decrease)	1,154,705	$30,014	999,415	$26,174	2,154,120	$56,188

Balance as of December 31, 2024	1,154,705	$30,014	999,415	$26,174	2,154,120	$56,188

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
E Shares
Balance as of December 31, 2023	—	$—	—	$—	—	$—
Proceeds from issuance of shares	4,216	109	18,995	498	23,211	607
Repurchases of shares	—	—	—	—	—	—
Reinvestment of distributions	46	1	57	1	103	2

Net increase (decrease)	4,262	$110	19,052	$499	23,314	$609

Balance as of December 31, 2024	4,262	$110	19,052	$499	23,314	$609

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
V Shares:
Balance as of December 31, 2023	40	$1	40	$1	80	$2
Proceeds from issuance of shares	—	—	—	—	—	—
Repurchases of shares	—	—	—	—	—	—
Reinvestment of distributions	—	—	—	—	—	—

Net increase (decrease)	—	$—	—	$—	—	$—

Balance as of December 31, 2024	40	$1	40	$1	80	$2
The following tables summarizes shareholder transactions in common shares during the year ended December 31, 2023 ($ in thousands, except shares):

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
A-II Shares:
Balance as of April 3, 2023 (date of formation)	—	$—	—	$—	—	$—
Proceeds from issuance of shares	1,851,311	46,339	8,468,437	211,995	10,319,748	258,334

Net increase (decrease)	1,851,311	$46,339	8,468,437	211,995	10,319,748	258,334

V Shares:
Balance as of April 3, 2023 (date of formation)	—	$—	—	$—	—	$—
Proceeds from issuance of shares	40	1	40	1	80	2

Net increase (decrease)	40	$1	40	$1	80	$2

Total net increase (decrease)	1,851,351	$46,340	8,468,477	$211,996	10,319,828	$258,336

12
6

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
During the year ended December 31, 2024, the Company issued 672 Series I
A-II
Shares, 2,171 Series I
F-I
Shares, 46 Series I E Shares, 38,374 Series II
A-II
Shares, 2,883 Series II
F-I
Shares, and 57 Series II E shares for an aggregate purchase price of $ 1,147, in each case under the DRIP.
During the period from
the Date
of
Formation
to
December 31, 2023, the Company had not issued any shares under the DRIP.
Share Repurchases
The Company offers a share repurchase plan pursuant to which, on a quarterly basis, Shareholders may request that we repurchase all or any portion of their Shares. The Company may repurchase fewer Shares than have been requested in any particular quarter to be repurchase
d
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
During the year ended December 31, 2024, the Company repurchased 24,845, 15,480 and 78,657, Series I
A-II
Shares, Series I
F-I
Shares, and Series II
A-II
Shares of the Company’s equity securities respectively
for a total
purchase price
 of

$3,108
.

During the period from
the Dated
of
Formation
to
December 31, 2023, the Company had not repurchased any shares under the share repurchase plan.
Distribution
The following table reflects the aggregate distributions per share declared for each applicable share type of the Company:

	Year Ended December 31, 2024
	Series I			Series II
	A-II Shares	F-I Shares	E Shares	A-II Shares	F-I Shares	E Shares
Distributions declared per share	$0.67	$0.67	$0.54	$0.67	$0.67	$0.54
For the period from the Dated of Formation to December 31, 2023, there were no distributions declared by the Company.
The distributions for each share type were payable to holders of record at the close of business day on March 31, 2024, June 30, 2024,

September 30, 2024 and December 31, 2024, and were paid on April 29, 2024, July 26, 2024
,
October 25, 2024

and January 28, 2025 respectively. The distributions were paid in cash or reinvested in the shares of the Company for shareholders participating in the DRIP of the Company.

6.	Commitments and Contingencies
Litigation
The Company was not subject to any litigation nor was the Company aware of any material litigation threatened against it.
Infrastructure Assets
As of December 31, 2024, the Company had unfunded commitments of $169,386 related to Infrastructure Assets. Series I, Series II and the Company
share of unfunded commitments as of December 31, 2024 was $44,672, $124,714, and $169,386, respectively.
As of December 31, 2023, the Company had unfunded commitments of $2,833 related to Infrastructure Assets. Series I, Series II and the Company
share of unfunded commitments as of December 31, 2023 is $508, $2,325, and $2,833, respectively.
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

12
7

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

	Years Ended December 31,
	2024			2023
	Series I	Series II	Total	Series I	Series II	Total

Current:
Federal Income Tax	$1,517	$3,063	$4,580	$71	$235	$306
State and local Income tax	379	1,189	1,568	—	—	—

	$1,896	$4,252	$6,148	$71	$235	$306

Deferred:
Federal Income Tax	1,809	4,105	5,914	41	80	121
State and local Income tax	446	1,256	1,702	3	14	17

	$2,255	5,361	7,616	44	94	138

Total income Tax provision (Benefit)	$4,151	$9,613	$13,764	$115	$329	$444

The following table reconciles the U.S.
f
ederal statutory tax rate to the effective income tax rate:

	Years Ended December 31,
	2024			2023
	Series I	Series II	Total	Series I	Series II	Total

U.S. Federal statutory tax rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Income Passed Through not subject to tax	0.0%	-5.2%	3.8%	0.0%	-6.2%	-6.2%
State and local income taxes (net of federal tax benefit)	3.7%	3.8%	-3.9%	0.0%	0.0%	0.0%
Other	-0.9%	-0.7%	-0.7%	1.2%	-1.0%	0.2%

Effective Income tax rate	23.8%	18.9%	20.2%	22.2%	13.8%	15.0%

The following table represents significant components of the Company’s deferred tax assets and liabilities:

	Years Ended December 31,
	2024			2023
	Series I	Series II	Total	Series I	Series II	Total

Deferred tax assets:
Unrealized appreciation from investments	—	—	—	—	—	—
Deferred tax liabilities:
Unrealized appreciation from investments	$2,299	$5,455	$7,754	$44	$94	$138
In evaluating the
realizability of deferred tax assets, the Company assesses whether it is more likely than not that some portion, or all, of the deferred tax assets, will be realized. The Company considers, among other things, the generation of future taxable income (including reversals of deferred tax assets) during the periods in which the related temporary differences will become deductible. As of December 31, 2024 and 2023,

the Company ha
d

no
gross deferred tax assets and therefore,
no
valuation allowance is
necessary
.

In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax authorities. As of December 31, 2024, the Company’s U.S. federal, state, and local income tax returns for the year 2023 are open under the general statute of limitations provisions and therefore could be subject to examination. Currently, no audits in process.

1
2
8

8.	Financial Highlights
The following are the financial highlights for the year ended December 31, 2024:

	Series I A-II Shares	Series I F-I Shares	Series I E Shares	Series II A-II Shares	Series II F-I Shares	Series II E Shares	Total A-II Shares	Total F-I Shares	Total E Shares
Per Share Data:
Net asset value at beginning of period	$25.25			$25.28	$—	$—	$25.27	$—	$—
Proceeds from issuance of shares	—	25.99	25.85	—	26.19	26.19	—	26.08	26.13
Distributions declared (1)	(0.67)	(0.67)	(0.54)	(0.67)	(0.67)	(0.54)	(0.67)	(0.67)	(0.54)
Net investment income (2)	0.66	0.22	0.47	0.80	0.26	0.50	0.77	0.24	0.50
Net realized and unrealized gain/(loss) (3)	1.49	1.01	1.10	1.47	0.91	0.88	1.48	0.96	0.91

Net increase (decrease) in net assets resulting from operations	$2.15	$1.23	$1.57	$2.27	$1.17	$1.38	$2.25	$1.20	$1.41

Net asset value at end of period	$26.73	$26.55	$26.88	$26.88	$26.69	$27.03	$26.85	$26.61	$27.00

Shares outstanding at end of perio d	8,109,427	1,154,705	4,262	24,755,955	999,415	19,052	32,865,382	2,154,120	23,314
Weighted average shares outstanding	5,171,769	427,300	3,736	16,305,952	294,738	11,633	21,477,721	722,038	15,368
Ratio/Supplemental Data:
Net assets at end of period	$216,781	$30,652	$115	$665,553	$26,678	$515	$882,334	$57,330	$630
Ratio to average net assets (4)
Total expenses before expense support, special fee offset and after performance fees (5),(6)	2.73%	3.67%	1.39%	2.75%	3.66%	1.30%	2.74%	3.66%	1.32%
Total expenses after expense support, special fee offset and after performance fees (5),(6)	1.72%	2.79%	0.84%	1.71%	2.93%	0.82%	1.71%	2.85%	0.82%
Total expenses after expense support, special fee offset and before performance fees (5),(6)	1.09%	1.54%	0.84%	1.09%	1.61%	0.82%	1.09%	1.57%	0.82%
Net investment income (5),(6)	2.55%	0.83%	4.24%	3.09%	1.01%	4.31%	2.96%	0.90%	4.30%
Total return (7)	8.63%	7.87%	6.62%	9.12%	8.36%	6.90%	9.00%	8.06%	6.84%

(1)	The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transaction (refer to Note 5).
(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(3)
The amount shown at this caption is the balancing amount derived from the other figures in the table. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in investments for the period because of the timing of sales of the Company’s shares in relation to fluctuating market value for the portfolio.

(4)	Actual results may not be indicative of future results. Additionally, an individual shareholder’s ratio may vary from the ratios presented for a share class as a whole.
(5)	The ratios were derived using the weighted average net assets during the applicable period.
(6)	For the applicable period, interest income and operating expenses are annualized, for E share class only, except for non-recurring income, organizational expenses and performance fees.
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

1
29

The following are the financial highlights for the period from the Date of Formation to December 31, 2023:

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

9.	Segment Reporting
Series I, Series II and the Company operate as one operating segment and one reporting segment, Infrastructure. Series I, Series II and the Company’s chief operating decision maker (“CODM”) is the chief executive officer, who reviews financial information including segment expenses presented on a consolidated basis.
Series I, Series II and the Company generate its revenues from long-term control and management of control-oriented Infrastructure Assets, Infrastructure Asset financings and to a lesser extent strategic investments in Infrastructure Assets, which may consist of interest income, net realized gains or losses and net change in unrealized appreciation or depreciation of Infrastructure Assets. The CODM uses net increase (decrease) in net assets resulting from operations within the Consolidated Statements of Operations to assess financial performance and make key strategic decisions, such as identifying attractive Infrastructure Assets to allocate capital. Segment expenses are disclosed in the Consolidated Statements of Operations and segment assets are disclosed in the Consolidated Statement of Assets and Liabilities.

10.	Subsequent Events
Management has evaluated subsequent events and determined to disclose the following subsequent events and transactions.

13
0

January Financial Update
As of January 2, 2025, the Company issued and sold the following unregistered shares of the Company to third party investors for cash:

Type	Number of Shares Sold	Aggregate Consideration
Series I
A-II Shares	511,400	$13,671
F-I Shares	113,144	3,004
E Shares	3,907	105
Series II
A-II Shares	1,350,697	$36,313
F-I Shares	55,369	1,478
E Shares	1,572	43
As of January 30, 2025, the Company issued and sold the following unregistered shares of the Company to third party investors for cash:

Type	Number of Shares Sold	Aggregate Consideration
Series I
S Shares	110	$3
I Shares	110	3
Series II
S Shares	110	$3
I Shares	110	3
Promissory Notes
On January 30, 2025, Series I and Series II issued Promissory Notes with cumulative principal balances of $214 and $214, respectively, which are associated with S Shares and I Shares. The Promissory Notes pay interest on the principal balances at an approximate rate of 12% per annum, payable semi-annually in arrears, with a legal maturity date of January 30, 2055.

13
1

February Financial Update
As of February 1, 2025, the Company issued and sold the following unregistered shares of the Company to third party investors for cash:

Type	Number of Shares Sold	Aggregate Consideration
Series I
A-II Shares	452,877	$12,140
F-I Shares	54,944	1,462
I Shares	130,948	3,505
Series II
A-II Shares	929,270	$25,059
F-I Shares	747	20
E Shares	11,614	315
I Shares	25,573	689
March Financial Update
As of March 3, 2025, the Company issued and sold the following unregistered shares of the Company to third party investors for cash:

Type	Number of Shares Sold	Aggregate Consideration

Series I
A-II Shares	983,712	$26,417
F-I Shares	7,956	212
I Shares	207,580	5,563
Series II
A-II Shares	895,447	$24,194
F-I Shares	11,192	300
I Shares	6,487	175
Distributions
On March 31, 2025, the Company declared distributions on the following outstanding shares of the Company in the amounts per share set forth below:

Type	Distribution
Series I
A-II Shares	$0.2040
F-I Shares	0.2040
E Shares	0.2040
I Shares	0.2040
S Shares	0.2040
Series II
A-II Shares	$0.2040
F-I Shares	0.2040
E Shares	0.2040
I Shares	0.2040
S Shares	0.2040

13
2
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company and the Series maintain disclosure controls and procedures (as that term is defined in
Rules 13a-15(e)
and
15d-15(e)
under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form
10-K
was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2024 our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during our most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rule 13a–15(f) and 15d–15(f) under the Exchange Act) is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework that was issued in 2013. Based on its assessment, our management has concluded that, as of December 31, 2024, our internal control over financial reporting is effective.
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
Board of Directors and Executive Officers
Information regarding the Board and executive officers are set forth below:

Name	Age	Position	Position Held Since
Olivia Wassenaar	45	Chair of the Board	2023
Harry Seekings	51	Chief Executive Officer and Director	2024
David Cohen	38	Co-President and Director	2023
Corinne Still	41	Co-President and Director	2023
N. John Lancaster	56	Independent Director	2023
Christine Benson Schwartzstein	44	Independent Director	2023
David Small	60	Independent Director	2023
Francis Sacr	58	Independent Director	2024
Yvette Novo	52	Chief Financial Officer, Treasurer and Secretary	2023
Each director will hold office until his or her disability, death, resignation, removal or disqualification. The address for each of our directors is c/o 9 West 57th Street, 42nd Floor, New York, NY 10019.
Each executive officer holds office until his or her successor is duly appointed and qualified or until their earlier disability, death, resignation or removal or as the Board otherwise determines in its sole discretion.
Biographical Information
Directors

Olivia Wassenaar
. Ms. Wassenaar is the Chair of the Board. Ms. Wassenaar is a Partner at Apollo, Head of Sustainability and Infrastructure, having joined in 2018. Prior to that time, Ms. Wassenaar was a Managing Director at Riverstone Holdings and was previously a member of the Investment Banking division of Goldman Sachs. Ms. Wassenaar also serves on the boards of directors of AP Shale Logistics Holdco LLC (a.k.a. Tidewater Logistics Operating, LLC), FlexGen Power Systems, Inc., Graanul Invest AS, TOPS Holdings, LLC and Takkion Group LLC. During the past five years, Ms. Wassenaar also served as a director of Spartan Acquisition Corp. III, Talos Energy Inc., Pegasus Optimization Partners, LLC, LifePoint Health, Inc., Jupiter Resources Ltd., High Road Resources, LLC (f.k.a. American Petroleum Partners, LLC), Spartan Acquisition Corp. II, Momentum Minerals II, LLC, Apex Energy LLC, Arconic Corporation and the parent entity of Energos Infrastructure. Ms. Wassenaar also serves as a Trustee at the School of American Ballet and The Brearley School. She received her AB, magna cum laude from Harvard College and an MBA from the Wharton School at the University of Pennsylvania. We believe Ms. Wassenaar’s significant experience executing infrastructure transactions across the globe and building sustainable infrastructure and natural resources investment platforms makes her a valuable member of the Board.

Harry Seekings
. Mr. Seekings is a director and Chief Executive Officer of AIC. Mr. Seekings has had a
25-year
career in infrastructure, principally as an investor but also in advisory and debt capital markets. He joined Apollo Global Management, Inc. in 2024 as a Partner and
Co-Head
of Infrastructure. Prior to joining Apollo, Mr. Seekings spent 24 years at InfraRed Capital Partners (and its predecessors) where he most recently served as Senior Advisor, and prior to that role, as Managing Partner and Head of Infrastructure. Mr. Seekings currently serves on the board of directors of CEPRO, and also serves as an Independent Member of the Estates Committee at Jesus College Oxford. Mr. Seekings graduated with honors from University of Oxford with a BA in Modern History and from University of Cambridge with a MPhil in European Studies. We believe Mr. Seekings’ significant experience executing infrastructure transactions and managing infrastructure equity investments makes him a well-qualified member of the Board.
David Cohen
. Mr. Cohen is a director and a
co-President
of AIC. Mr. Cohen is a Partner within the Infrastructure group at Apollo, where he has worked for over three years. He is responsible for sourcing, executing and managing the firm’s infrastructure equity investments across various subsectors. Prior to joining the firm, Mr. Cohen spent 12 years at Goldman Sachs where he most recently was an investment professional in the Merchant Banking Division, investing out of the firm’s infrastructure funds. Mr. Cohen currently serves on the boards of directors of GFL Environmental Services, Modern Aviation, Intermodal Tank Transport, IonicBlue and Primafrio. He previously served on the boards of directors of Parallel Infrastructure, as well as Red de Carreteras de Occidente and Restaurant Technologies before joining Apollo. Mr. Cohen graduated with high honors from Lehigh University with a BS in Finance and Accounting. We believe Mr. Cohen’s significant experience executing infrastructure transactions across the globe and managing infrastructure equity investments makes him a valuable member of the Board.
Corinne Still
. Ms. Still is a director and a
co-President
of AIC. Ms. Still is a Partner in Apollo’s Infrastructure group, where she has worked for more than seven years. She is responsible for originating, underwriting and managing equity investments in energy transition, renewable power and sustainable living. Ms. Still sits on the board of Summit Ridge Energy, Broad Reach Power, Great Bay Renewables, Great Bay Renewables II and Stagecoach Renewables. Ms. Still has previously served on the board of AIE Arlington and Freestone Midstream Holdings, Doral Renewables and Circulus. Prior to joining Apollo in 2016, Ms. Still was a Vice President at GE Energy Financial Services and a Management Consultant in the Energy & Natural Resources group at Accenture. Ms. Still graduated magna cum laude from James Madison University with a BS in Integrated Science & Technology and received both her Master of Environmental Management and Master of Business Administration from Duke University. We believe Ms. Still’s significant experience executing infrastructure transactions across the globe and managing infrastructure equity investments makes her a valuable member of the Board.
N. John Lancaster
.
Mr. Lancaster is an independent director of AIC. Mr. Lancaster is currently a Partner with Black Bay Partners, LLC, a private equity firm focused on strategic growth equity investments within the energy industry and related chemical and industrial sectors. He has had a
25-year
career as an investment professional with expertise in PE Fund management and investing across all key segments of the energy and power industry. Before joining Black Bay, Mr. Lancaster was the Managing Partner of Oyster Creek, LLC, a Partner at Riverstone Holdings, LLC and a Director at the Beacon Group LLC. Mr. Lancaster began his career as an investment banker and equity research analyst at Bankers Trust and Credit Suisse First Boston. He has been an investor, advisor, and Board member for over 30 public and private companies in the United States and abroad, ranging from start-up
to multi-billion-dollar enterprises. Previous public company board roles include Cobalt International Energy, Inc., Crestwood Equity Partners LP, Oasis Petroleum Inc., Liberty Energy, Inc., and Magellan Midstream Partners, L.P. Mr. Lancaster received a B.A. in Business Administration from the University of Texas and a Master of Business Administration from Harvard University. We believe Mr. Lancaster’s extensive experience across the energy and power industry and his experience serving on numerous public and private boards make him a well-qualified member of the Board.
Christine Benson Schwartzstein
. Ms. Benson is an independent director of AIC. Ms. Benson currently serves on the boards of directors of Talen Energy (NASDAQ: TLN), where she also serves on the Risk Oversight Committee and the Nominating and Corporate Governance Committee, Delek US Holdings, Inc. (NYSE: DK), where she also serves on the EHS Committee and the Technology Committee, and Just Energy (U.S.) Corp. She has over 20 years of experience in natural resources, clean energy, commodity markets, risk management, capital markets, and principal investing. She previously served as a member of Orion Infrastructure Capital’s Senior Advisory Board after retiring as a Managing Director and Investment Principal in 2022. Before joining Orion Infrastructure Capital, Ms. Benson spent 17 years in various roles at Goldman Sachs (NYSE-GS). Most recently, she was a Managing Director in the Financing Group on the Structured Finance and Risk Management team in the Investment Banking Division; there she was responsible for the firm’s commodity structured finance efforts within Investment Banking. Prior to that, Ms. Benson was a Managing Director on the Energy Sales and Structuring teams in the Securities Division. She began her career at Goldman Sachs in 2004 as an analyst on the Energy team. Ms. Benson serves on a Harvard School Committee in New York City after acting as a co-chair
from 2017 to 2023. She previously served on the Board of Directors for the Women’s Energy Network—Greater New York City Chapter, Inc. Ms. Benson received an A.B. in Earth and Planetary Sciences, magna cum laude, from Harvard University in 2004. We believe Ms. Benson’s extensive natural resources risk management and capital markets experiences, as well as her various roles in finance, make her a well-qualified member of the Board.
David Small
. Mr. Small is an independent director of AIC. Mr. Small retired from Verizon Communications after a 31 year career in a number of senior executive roles. Mr. Small was Executive Vice President of Global Field Operations and Assurance from 2016 to 2019, and was responsible for leading field construction and operations employees for the Verizon Wireless, Telecom and Business networks across the globe. Prior to this role, Mr. Small was the Executive Vice President and Chief Operating Officer of Verizon Wireless. Prior to this, Mr. Small was Chief Platform Officer of Verizon, Chief Technology Officer of Verizon Wireless, and

President of Verizon’s wholesale business. Earlier in his career he had many engineering, marketing, sales, and operational roles at Verizon and predecessor companies. Mr. Small currently serves as a senior operating partner of Snowhawk (since May 2022). Mr. Small is also on the board of KidsPeace and is the Chair of the Finance Committee. He previously served on the board of directors of Hylan Datacom from May 2020 to January 2022. Mr. Small received his Bachelor’s degree in Mechanical Engineering from Purdue University, and his Master of Business Administration from Ball State University. We believe Mr. Small’s experience in building, operating and maintaining large global infrastructure networks, and his experience across various operations, technology and business unit domains make him a well qualified member of the Board.
Francis Sacr.
Mr. Sacr is an independent director of AIC. Mr. Sacr has had a 30 year career as an infrastructure investment professional, with expertise in large infrastructure project finance and public private partnerships. Mr. Sacr joined Société Générale in 1994, working on energy, water, rail, highway, port, and airport projects primarily in North America. He led the Société Générale’s Americas infrastructure team, advising on and lending to large infrastructure projects across the region. After leaving Société Générale in 2017, Mr. Sacr joined the Gateway Development Commission in New York as Chief Financial Officer and Interim Executive Director. After leaving the public sector in 2023, Mr. Sacr founded his own infrastructure consulting firm, Lorne Infrastructure LLC, where he is currently Principal. Mr. Sacr received degrees in Commerce and Law from the University of Melbourne. We believe Mr. Sacr’s extensive experience in the public and private sectors of the infrastructure industry and financial expertise make him a well-qualified member of the Board.
Executive Officers
Mr. Seekings is the Chief Executive Officer of AIC, and Mr. Cohen and Ms. Still are
co-Presidents
of AIC. For Mr. Seekings, Mr. Cohen, and Ms. Still’s biographies, please see “—Directors.”
Yvette Novo
. Ms. Novo is Chief Financial Officer of AIC. Ms. Novo is a Principal in the Sustainability & Infrastructure Finance team at Apollo, having joined Apollo in 2010, with responsibility over the financial reporting and operational oversight of the private infrastructure funds and previously was responsible for the management of certain of the firm’s private real estate funds. Prior to that time, Ms. Novo was a Vice President within the Finance and Operations team at Citi Property Investors within Citigroup, responsible for overseeing the accounting and administration of their Citi-sponsored real estate funds. Prior to that, Ms. Novo was an associate at Imowitz Koenig and prior to that an accountant at Kraft Haiken & Bell (a firm that since merged with Gettry Marcus). Ms. Novo graduated from the City University of New York at Queens College with a BA in both Economics and Accounting.
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
The members of the Audit Committee are N. John Lancaster, Francis Sacr, Christine Benson Schwartzstein and David Small. Mr. Lancaster serves as Chair of the committee. Each of the members of the Audit Committee meet the independence standards and financial literacy requirements for service on an audit committee of a board of directors pursuant to the Exchange Act and New York Stock Exchange rules applicable to audit committees and corporate governance. The Board has determined that Mr. Lancaster qualifies as an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation
S-K.
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
8-K
filing.
Insider Trading Policy
We have adopted
an insider trading policy that governs the purchase, sale and other dispositions of our securities by any of our directors or employees, partners, employee directors and officers of Apollo, that are reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of our insider trading policy is filed as an exhibit to this Annual Report on Form
10-K.

13
7

Item 11.	Executive Compensation

Compensation of Executive Officers

We do not currently have any employees. Our corporate senior management team is comprised of Company officers, who are employees of Apollo. We may also engage other personnel which may be supplied by the Operating Manager or its affiliates, or may be directly hired by the Company or one or more of its subsidiaries. Services necessary for our business are generally provided by individuals who are employees of the Operating Manager, or its affiliates, pursuant to the terms of the Operating Agreement, as applicable. Our day-to-day business operations are managed by the Operating Manager. Most of the services necessary for the sourcing and administration of our portfolio are provided by investment professionals employed by the Operating Manager or its affiliates. Certain risks and potential conflicts exist as a result of our receiving services from the Operating Manager and its affiliates and not having any employees. See “Item 1A. Risk Factors—Risks Related to our Company and an Investment in our Shares—We face heightened risk from working with Affiliated Service Providers since key personnel will not devote their full time or attention to the Company and could leave the Affiliated Service Provider at any time.”

Our executive officers may receive compensation from us in the form of E Shares but will not otherwise receive direct compensation from us. The Company does not grant stock options (or similar equity awards) to its executive officers. Our executive officers received no E Shares for the year ended December 31, 2024. We reimburse the Operating Manager and/or their affiliates for Company expenses incurred on our behalf, which can include the compensation, overhead (including rent, office equipment and utilities) and other expenses incurred, charged or specifically attributed or allocated by the Operating Manager and/or their affiliates in performing administrative and/or accounting services for the Company or any Infrastructure Asset (including but not limited to legal and compliance, finance, accounting, operations, investor relations, tax, valuation and internal audit personnel and other non-investment professionals that provide services to the Company). See “Item 1. Business—Operating Agreement” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Compensation of Directors

Our directors who are not Independent Directors may receive compensation from us in the form of E Shares but will not otherwise receive direct compensation from us. Our directors who are not independent received no E Shares for the year ended December 31, 2024. We expect to pay each Independent Director annual compensation in the amount of $150 per year, consisting of (a) $100 in cash, quarterly in arrears, together with (b) restricted E Shares with an aggregate value of $50 based on the then current per Share transaction price of our E Shares at the time of grant. We expect to pay the Chair of the Audit Committee an additional annual fee of $10, paid in cash. Restricted stock grants will generally vest one year from the date of grant. Upon the declaration of a dividend payable to holders of E Shares, our directors will receive dividend payments on restricted E Shares they hold to the same extent, and in the same per share amounts, as other holders of E Shares. We are also authorized to pay the reasonable out-of-pocket expenses of each Independent Director incurred by such director in connection with the fulfillment of his or her duties as an Independent Director. Our directors who are affiliated with Apollo, including the Operating Manager, do not receive additional compensation for serving on the Board or any committees thereof. Accordingly, Ms. Wassenaar, Mr. Seekings, Ms. Still and Mr. Cohen did not receive compensation for their services as directors during fiscal year 2024.

The following table sets forth the compensation earned by our independent directors for the year ended December 31, 2024 ($ in thousands):

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Total
N. John Lancaster	$110	$50	$160
Francis Sacr	38	50	88
Christine Benson Schwartzstein	100	50	150
David Small	100	50	150

(1)	Amounts in this column represent the pro-rated portion of annual Board and Audit Committee Chair fees earned in 2024.
(2)	Amounts in this column represent the aggregate grant date fair value of awards granted in 2024.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 28, 2025, information with respect to the beneficial ownership of our Shares by:

•	each person known to us to beneficially own more than 5% of any class of voting Shares;

•	each of our directors and named executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no Shares subject to options that are currently exercisable or exercisable within 60 days of the offering. Unless otherwise indicated, all Shares are owned directly, and the indicated person has sole voting and investment power.

Name and Address(1)	Number of Series I V Shares Beneficially Owned	Percent of Series I V Shares Beneficially Owned	Number of Series II V Shares Beneficially Owned	Percent of Series II V Shares Beneficially Owned
Greater than 5% Beneficial Owners of Voting Shares
Apollo Principal Holdings B, L.P. (1)	40	100%	40	100%

(1)

Number of Shares and percent beneficially owned presented in the table related to Series I V Shares and Series II V Shares, which are the only share classes held by the beneficial owner, and such shares have voting rights. Apollo Principal Holdings B, L.P. is managed by a board of managers consisting of Marc Rowan, Scott Kleinman and James Zelter. Each of Messrs. Rowan, Kleinman and Zelter disclaim beneficial ownership of the securities described above. The address of Apollo Principal Holdings B, L.P. is 9 West 57th Street, 42nd Floor, New York, New York 10019.

Name and Address	Number of Series I E Shares Beneficially Owned	Percent of Series I E Shares Beneficially Owned	Number of Series II E Shares Beneficially Owned	Percent of Series II E Shares Beneficially Owned
Directors and Executive Officers(1)
Christine Benson Schwartzstein(2)	—	—	1,937	10.2%
David Cohen	—	—	—	—
N. John Lancaster(3)	—	—	1,963	10.3%
Yvette Novo	—	—	—	—
Francis Sacr	—	—	1,915	10.1%
Harry Seekings	—	—	—	—
David Small	—	—	1,937	10.2%
Corinne Still	—	—	—	—
Olivia Wassenaar	—	—	—	—

All directors and executive officers as a group (nine persons)	—	—	7,753	40.7%

(1)	The business address of each director and executive officer is c/o Apollo Infrastructure Company LLC, 9 West 57th Street, 42nd Floor, New York, New York 10019.
(2)	Represents 1,937 shares held indirectly though CPMGS, LLC. Ms. Benson is the sole member of CPMGS, LLC. Ms. Benson has sole investment power over such shares. Such shares do not have voting rights.
(3)

Represents 1,963 shares held indirectly though Oyster Creek LLC. Mr. Lancaster is the sole member of Oyster Creek LC. Mr. Lancaster has sole investment power over such shares. Such shares do not have voting rights.

Securities Authorized for Issuance Under Equity Compensation Plans

Independent Director Restricted Share Plan

The Company has adopted a restricted share plan (the “Restricted Share Plan”) for the independent directors in order to attract and retain independent directors of the Company and its affiliates, as well as to enable such independent directors to acquire an equity interest in and participate in the long-term growth and financial success of the Company.

The Company’s Restricted Share Plan is administered by the Board. The Board has the full authority to: (1) designate participants; (2) determine the number and type of awards to be covered; (3) determine the terms and conditions of any award; (4) determine and/or increase the vested portion of any award; (5) determine whether, to what extent and under what circumstances awards may be canceled, forfeited or suspended; (6) interpret, administer, reconcile any inconsistency, correct any defect and or/or supply any omission in the Restricted Share Plan and any instrument or agreement relating to, or any award made; (7) establish, amend, suspend, or waive such rules and regulations and appoint such agents for the proper administration of the Restricted Share Plan or waive any vesting or forfeiture conditions applicable to any award and; (8) make any other determination and take any other action that the Board, in its sole discretion, deems necessary or desirable for the administration of the Restricted Share Plan in accordance with its terms. Awards under the Restricted Share Plan shall be issued as either Series I or Series II Class E Shares, and the number of issued E Shares under the Restricted Share Plan shall not exceed 40,000 shares.

Restricted share awards entitle the recipient to shares of Series I or Series II E Shares under terms that provide for vesting over a specified period of time. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s service with the Company or the Company’s affiliates. In the event of a termination of a recipient’s service or cause or a participant’s breach of any of the restrictive covenants contained in any agreement between the participant and the Company and/or its affiliates, all of the participant’s shares, whether vested or unvested, shall immediately be cancelled and forfeited without consideration. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested.

The Company does not have any equity compensation plans other than the Restricted Share Plan.

The following table presents certain information about the Company’s equity compensation plans as of December 31, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by shareholders	—	$—	—
Equity compensation plans not approved by shareholders	—	—	32,285

Total	—	$—	32,285

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Operating Expenses and Organizational and Offering Expenses

The Company incurred certain Operating Expenses and Organizational and Offering Expenses related to services provided by personnel of the Operating Manager and/or its affiliates. For the year ended December 31, 2024, these expenses were $519, $1,585, and $2,104 for Series I, Series II and the Company, respectively. For the period from the Date of Formation to December 31, 2023, these expenses were $200, $917, and $1,117 for Series I, Series II and the Company, respectively. These Expenses are included in general and administration expenses in the Consolidated Statements of Operations; and also in the due to Operating Manager and other accrued expenses and liabilities in the Consolidated Statements of Assets and Liabilities.

Expense Support Agreement

On June 15, 2023, the Company entered into the Expense Support Agreement with the Operating Manager pursuant to which the Operating Manager may elect to pay certain Expense Supports. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Operating Manager elected to pay Expense Support of $1,096, $3,423, and $4,519 incurred by Series I, Series II and the Company, respectively, for the year ended December 31, 2024.

As of December 31, 2024, Series I, Series II and the Company had an outstanding amount payable to the Operating Manager of $2,047, $5,713 and $7,760, respectively, for payments made on their behalf.

Issuance of A-II Shares to an Affiliate of Apollo

An affiliate of Apollo was issued 1,992,619 of A-II Shares within Series II on December 1, 2023 for an aggregate consideration of $50,000. The said affiliate elected to reinvest its distributions. In connection with the distribution reinvestment, the Company issued 36,464 A-II shares within Series II in lieu of cash for the distributions paid during the year ended December 31, 2024.

An affiliate of Apollo was issued 1,523,194 of A-II Shares in Series II on October 1, 2024 for an aggregate consideration of $40,000.

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

As of December 31, 2024, neither Series paid the Dealer Manager for any annual distribution fees, shareholder servicing fees, upfront selling commission or dealer manager fees.

Relationship with Certain Affiliate Loan Service Providers

Apterra and Apollo Capital Solutions, each an affiliate of Apollo, and other affiliates of the Company engage in loan origination, transaction structuring and warehousing and syndication services and similar arrangements provided to borrowers, loan syndicates and others. From time to time, such service providers provide these services to Infrastructure Assets that the Company acquires or to lending syndicates in which the Company participates, and will generally be entitled to servicing, agent, structuring or other fees or expense reimbursements for such services. Such services include, or are expected to include, sourcing of loans, due diligence of loans and general structuring, servicing, syndication and administration services in respect of loans or loan portfolios. Any such fees received by Apollo or such affiliated service providers from the Company’s Infrastructure Assets will not be shared with the Company or attributable to, or for the benefit of, the Company. For the year ended December 31, 2024, affiliates of the Company received aggregate fees of $204,463 for services as loan service providers.

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

We are subject to conflicts of interest arising out of our relationship with Apollo, including the Operating Manager and its affiliates. Additionally, the compensation arrangements of the Operating Manager or its affiliates and their personnel (including certain of their personnel who also serve as officers and/or directors of the Company) could influence the Operating Manager’s services to us. The Company and Apollo have established policies and procedures that allow them to address some types of conflicts, if and when required by or otherwise consistent with the LLC Agreement, by seeking the approval of the Board or a committee of the Board consisting of Independent Directors, which is initially the Audit Committee. In most cases, however, the resolution of the conflict will depend entirely on the exercise of Apollo’s discretion in light of the relevant facts and circumstances at the time, including the immediate and long-term interests of the relevant Apollo Clients, including the Company, Apollo and their respective infrastructure assets, as applicable. The specific weight ascribed to each of the relevant factors is a subjective judgment about which reasonable people may differ, and such judgments will remain in Apollo’s complete discretion. For the avoidance of doubt, Apollo is not required to and generally does not expect to seek Board or Shareholder approval to manage the conflicts of interest described herein or other potential conflicts of interest that may arise from time to time unless required by applicable law, the LLC Agreement or the Operating Agreement. Furthermore, any prohibition or restriction contained in the LLC Agreement will apply only at the Company and Series levels and will not apply to any transaction by an Infrastructure Asset or among Infrastructure Assets. There is no guarantee that the policies and procedures adopted by us, the terms of LLC Agreement, the terms and conditions of the Operating Agreement or the policies and procedures adopted by the Operating Manager, Apollo and their affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest.

By acquiring the Shares, each Shareholder will be deemed to acknowledge and agree that: (i) Apollo, the Operating Manager and their respective affiliates are authorized to engage, without liability to the Company, the Series or the Shareholders, in any or all of the activities of the type or character described or contemplated in the LLC Agreement, sub-section “Item 1A.—Risk Factors” above, this sub-section “—Potential Conflicts of Interest” and the Operating Agreement whether or not such activities have or could have an effect on the Company’s or the Series’ affairs or on any Infrastructure Asset; (ii) no such activity will in and of itself constitute a breach of the LLC Agreement or of any duty owed by any such person to the Shareholders or the Company or the Series; and (iii) the distribution of the LLC Agreement and the private placement memorandum prior to the closing date as of which such Shareholder is admitted to the Company will be deemed to constitute disclosure of all such activities provided prior to such Shareholder making any subscription. Shareholders will not be deemed to waive their rights under the federal securities laws by making the foregoing deemed acknowledgment. To the extent that prospective investors would benefit from an independent review, such benefit is not available through Simpson Thacher & Bartlett LLP or other legal counsel or through the Operating Manager or any of their respective affiliates. Prospective investors are encouraged to seek the advice of independent legal counsel in evaluating the conflicts involved in the offering and operation of the Company.

LLC Agreement

Conflicts of interest exist and may arise in the future as a result of the relationships among Apollo, the Operating Manager or any of their respective affiliates, on the one hand, and the Company, a Series, any of the Shareholders or any of our Members, on the other hand. Whenever a potential conflict arises among Apollo, the Operating Manager or any of their respective affiliates, on the one hand, and the Company, a Series, any of the Shareholders or any of our Members, on the other hand, the Board or the Operating Manager may, but shall not be required to, resolve that conflict by seeking approval from a committee of our Independent Directors (which, initially, will be our Audit Committee). Our LLC Agreement contains provisions that reduce or eliminate certain of the duties of the Board, including fiduciary duties, to the Company, the Series, and our Shareholders and Members. Our LLC Agreement also restricts the remedies available to Shareholders and Members for actions taken that without those limitations might constitute breaches of duty, including fiduciary duties. See “Item 1A. Risk Factors—Risks Related to our Company and an Investment in our Shares—Our LLC Agreement eliminates certain duties (including fiduciary duties) owed by the Board or other parties to the Company, the Members and the Shareholders. The Board, Apollo, the Members, the Operating Manager, our officers and their respective affiliates and certain service providers are entitled to exculpation and indemnification resulting in limited right of action for Shareholders.”

Under our LLC Agreement, the Board or the Operating Manager will not be in breach of its obligations under the LLC Agreement or its duties to us or our Shareholders or Members if the resolution of the conflict of interest or the course of action in respect of the conflict of interest is:

•	approved by a committee of our Independent Directors, which is initially the Audit Committee, although the Board or the Operating Manager is not obligated to seek such approval;

•	on terms which are, in the aggregate, no less favorable to us than those generally being provided to or available from unrelated third parties;

•	fair and reasonable to us, taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to us; or

•

approved by the vote of Shareholders owning a majority of the outstanding Investor Shares, excluding any Investor Shares owned by Apollo or any of its affiliates, although the Board or the Operating Manager is not obligated to seek such approval.

The Board or the Operating Manager may, but is not required to, seek the approval of such resolution from the Audit Committee, any other committee of our Independent Directors or our Shareholders. If the Board or the Operating Manager does not seek approval from the Audit Committee, any other committee of our Independent Directors or our Shareholders and the Board or the Operating Manager, as applicable, determines that the resolution or course of action taken with respect to the conflict of interest satisfies either of the standards set forth in the second and third bullet points above, then it will be presumed that in making its decision the Board or the Operating Manager, as applicable, acted in good faith, and in any proceeding brought by or on behalf of any Shareholder, Member or us, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption by clear and convincing evidence. Unless the resolution of a conflict is specifically provided for in our LLC Agreement, the Board, the Operating Manager or a committee of the Board consisting of Independent Directors, which is initially the Audit Committee may consider any factors they determine in their sole discretion to consider when resolving a conflict of interest. Our LLC Agreement provides that the Board or the Operating Manager will be conclusively presumed to be acting in good faith if the Board or the Operating Manager, as applicable, subjectively believes that the determination made or not made is in or not adverse to the best interests of the Company or the applicable Series, or, with respect to resolutions of conflicts of interest pursuant to the second or third bullet points above, if the Board or the Operating Manager subjectively believes that the action or inaction meets the standard set forth therein.

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

Indemnification Agreements with Directors and Officers

We have entered into indemnification agreements with each of our directors and executive officers. Pursuant to the terms of these indemnification agreements, we must indemnify and advance expenses and costs incurred by our directors and executive officers in connection with any claims, suits or proceedings brought against such directors and executive officers as a result of their service. We also maintain a directors and officers insurance policy.

Director Independence

The LLC Agreement defines independent directors to mean directors who are independent under the rules of the New York Stock Exchange, and provides that the number of non-independent directors on the Board will not exceed the number of independent directors. Our Audit Committee charter also requires that all members of the Audit Committee be independent. Based upon its review, our board of directors has affirmatively determined that each of N. John Lancaster, Christine Benson Schwartzstein, David Small and Francis Sacr are “independent” members of our board of directors under all applicable standards for independence, including with respect to service on our Audit Committee.

Item 14.	Principal Accounting Fees and Services

Independent Auditors

For the year ended December 31, 2024 and the period from the Date of Formation through December 31, 2023, Deloitte & Touche LLP (PCAOB ID No. 34), (“Deloitte”) served as our independent auditor.

Audit and Non-Audit Fees

Aggregate fees billed for the year ended December 31, 2024 and the period from the Date of Formation through December 31, 2023 by our independent registered public accounting firm, Deloitte, were as follows:

	December 31,	December 31,
	2023	2024
Audit fees (1)	$320	$650
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$320	$650

(1)

Audit fees include amounts billed to us related to annual financial statement audit work, seed balance sheet audit work, quarterly financial statement reviews and review of SEC registration statements.

The Audit Committee of our Board was advised that there were no services provided by Deloitte that were unrelated to the audit of the annual fiscal year-end financial statements and the audit of the financial statements as of and for the year ended December 31, 2024 and the period from the Date of Formation through December 31, 2023 that could impair Deloitte from maintaining its independence as our independent auditor and concluded that it was.

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee charter will require the Audit Committee of our Board to approve in advance all audit and non-audit related services to be provided by our independent registered public accounting firm in accordance with any policies adopted by the committee. All services reported in the Audit, Audit-related and Tax categories above were approved by the Audit Committee.

Part IV.

Item 15.	Exhibits, Financial Statement Schedules

(a) (1)	Financial Statements

See the accompanying Index to Financial Statement Schedule on page 107.

(a) (2)	Financial Statement Schedules

None.

(a) (3)	Exhibits

Exhibit Number	Description

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10 filed with the SEC on June 15, 2023).

3.2	Third Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 7, 2023).

3.3	Series Agreement of Apollo Infrastructure Company LLC – Series I (incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10 filed with the SEC on June 15, 2023).

3.4	Series Agreement of Apollo Infrastructure Company LLC – Series II (incorporated by reference to Exhibit 3.5 to the Registrant’s Form 10 filed with the SEC on June 15, 2023).

4.1	Description of Registrant’s Securities (incorporated by reference to 4.1 of the Registrant’s Annual Report on Form 10-K filed with the SEC on April 1, 2024).

4.2	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10 filed with the SEC on December 19, 2023).

4.3	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10 filed with the SEC on December 19, 2023).

4.4	Share Repurchase Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10 filed with the SEC on December 19, 2023).

10.1	Operating Agreement (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 7, 2023).

10.2	Dealer Manager Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K filed with the SEC on April 1, 2024).

10.3	Expense Support and Conditional Reimbursement Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10 filed with the SEC on August 11, 2023).

10.4	Trademark License Agreement (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 7, 2023).

10.5	Escrow Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10 filed with the SEC on December 19, 2023).

10.6*	Form of Restricted Share Plan for Independent Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024).

10.7*	Form of Independent Director Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024).

10.8	Form of Indemnification Agreement.

19.1	Insider Trading Policy.

21.1	List of Subsidiaries.

31.1	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

Exhibit Number	Description

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+

This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.

*	Management contract or compensatory plan or arrangement.

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

Apollo Infrastructure Company LLC

/s/ Harry Seekings
Date: March 31, 2025	Harry Seekings
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Harry Seekings
Date: March 31, 2025	Harry Seekings
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 31, 2025	/s/ Yvette Novo
Yvette Novo
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Date: March 31, 2025	/s/ Olivia Wassenaar
Olivia Wassenaar
Chair of the Board

Date: March 31, 2025	/s/ Christine Benson Schwartzstein
Christine Benson Schwartzstein
Director

Date: March 31, 2025	/s/ David Cohen
David Cohen
Co-President and Director

Date: March 31, 2025	/s/ N. John Lancaster
N. John Lancaster
Director

Date: March 31, 2025	/s/ Francis Sacr
Francis Sacr
Director

Date: March 31, 2025	/s/ David Small
David Small
Director

Date: March 31, 2025	/s/ Corinne Still
Corinne Still
Co-President and Director