Form 10-Q
period 2025-03-31
Apollo Infrastructure Co LLC
filed 2025-05-15
CIK 1971381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31
, 2025
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
of the Act). Yes ☐ No ☒
As of May
15
, 2025, the registrant had, (i) with respect to Series I limited liability company interests, 40 V Shares, 10,354,651
A-II
Shares, 8,262 E Shares, 1,358,498
F-I
Shares, 110 S Shares and 556,908 I Shares and (ii) with respect to Series II limited liability company interests, 40 V Shares, 30,650,505
A-II
Shares, 34,614 E Shares, 1,123,465
F-I
Shares, 110 S Shares and 142,343 I Shares outstanding.

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend,” and similar words or variations thereof may indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including factors outside of our control. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth elsewhere in this Quarterly Report on Form 10-Q, “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including our latest registration statement on Form 10 under the Securities Exchange Act of 1934, as amended (the “Registration Statement”). Other factors that could cause actual results to differ materially include, but are not limited to:

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

Part I. Financial Information
Item 1. Financial Statements
Apollo Infrastructure Company LLC
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share data)

	as of March 31, 2025 (Unaudited)			as of December 31, 2024
	Series I	Series II	Total	Series I	Series II	Total
Assets
Investments at fair value (cost at March 31, 2025 of $253,831; $628,156; $881,987; and at December 31, 2024 of $156,833; $436,817; $593,650; respectively)	$265,449	$661,122	$926,571	$166,652	$465,253	$631,905
Derivative assets at fair value (cost at March 31, 2025 of $0; $0; $0; and at December 31, 2024 of $0; $0; $0; respectively)	95	260	355	—	—	—
Cash and cash equivalents	53,985	135,474	189,459	84,681	236,861	321,542
Prepaid expenses and other assets	955	2,191	3,146	1,766	5,134	6,900
Deferred offering expenses	554	1,380	1,934	545	1,522	2,067
Due from Operating Manager	2,388	5,948	8,336	2,083	5,817	7,900

Total assets	$323,426	$806,375	$1,129,801	$255,727	$714,587	$970,314

Liabilities
Management fee payable	$3	$1	$4	$117	$303	$420
Accrued performance fee payable	289	674	963	982	2,721	3,703
Distribution payable	2,384	5,911	8,295	1,863	5,181	7,044
Deferred taxes liability	2,731	6,620	9,351	2,299	5,455	7,754
Other accrued expenses and liabilities	1,815	4,104	5,919	870	2,467	3,337
Due to Operating Manager	2,387	5,945	8,332	2,047	5,713	7,760
Notes Payable	214	214	428	—	—	—

Total liabilities	$9,823	$23,469	$33,292	$8,178	$21,840	$30,018

Commitments and contingencies (Note 7)
Total net assets	$313,603	$782,906	$1,096,509	$247,549	$692,747	$940,296

Net assets are comprised of:
A-II Shares, at March 31, 2025; Series I: 10,032,586; Series II: 27,812,717; and Total: 37,845,303 and at December 31, 2024; Series I: 8,109,427; Series II: 24,755,955; and Total: 32,865,382, shares authorized, issued and outstanding; respectively	$269,559	$751,900	$1,021,459	$216,781	$665,553	$882,334
F-I Shares, at March 31, 2025; Series I: 1,304,300; Series II: 1,091,521; and Total: 2,395,821, and at December 31, 2024; Series I: 1,154,705; Series II: 999,415; and Total: 2,154,120, shares authorized, issued and outstanding; respectively	34,747	29,254	64,001	30,652	26,678	57,330
E Shares, at March 31, 2025; Series I: 8,201; Series II: 32,351; and Total: 40,552 and at December 31, 2024; Series I: 4,262; Series II: 19,052; and Total: 23,314, shares authorized, issued and outstanding; respectively	222	881	1,103	115	515	630
V Shares, at March 31, 2025 Series I: 40; Series II: 40; and Total: 80, and at December 31, 2024; Series I: 40; Series II: 40; and Total: 80, shares authorized issued and outstanding; respectively	1	1	2	1	1	2
I Shares at March 31, 2025; Series I: 338,637; Series II: 32,170 ; and Total: 370,807 shares authorized, issued and outstanding; respectively	9,071	867	9,938	—	—	—
S Shares at March 31, 2025; Series I: 110 ; Series II: 110; and Total: 220 shares authorized, issued and outstanding; respectively	3	3	6	—	—	—

Total net assets	$313,603	$782,906	$1,096,509	$247,549	$692,747	$940,296

Net asset value per share
A-II Shares:
Net assets	$269,559	$751,900	$1,021,459	$216,781	$665,553	$882,334
Shares outstanding	10,032,586	27,812,717	37,845,303	8,109,427	24,755,955	32,865,382

Net asset value per share	$26.87	$27.03	$26.99	26.73	$26.88	$26.85

F-I Shares:
Net assets	$34,747	$29,254	$64,001	$30,652	$26,678	$57,330
Shares outstanding	1,304,300	1,091,521	2,395,821	1,154,705	999,415	2,154,120

Net asset value per share	$26.64	$26.80	$26.71	$26.55	$26.69	$26.61

E Shares:
Net assets	$222	$881	$1,103	$115	$515	$630
Shares outstanding	8,201	32,351	40,552	4,262	19,052	23,314

Net asset value per share	$27.06	$27.23	$27.19	$26.88	$27.03	$27.00

V Shares:
Net assets	$1	$1	$2	$1	$1	$2
Shares outstanding	40	40	80	40	40	80

Net asset value per share	$25.00	$25.00	$25.00	$25.00	$25.00	$25.00

I Shares:
Net assets	$9,071	$867	$9,938	$—	$—	$—
Shares outstanding	338,637	32,170	370,807	—	—	—

Net asset value per share	$26.79	$26.97	$26.80	$—	$—	$—

S Shares:
Net assets	$3	$3	$6	$—	$—	$—
Shares outstanding	110	110	220	—	—	—

Net asset value per share	$26.77	$26.96	$26.87	$—	$—	$—

See notes to consolidated financial statements.

Apollo Infrastructure Company LLC
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	For the three months ended March 31, 2025 (Unaudited)			For the three months ended March 31, 2024 (unaudited)
	Series I	Series II	Total	Series I	Series II	Total
Investment income
Interest income	$4,095	$10,438	$14,533	$1,137	$4,110	$5,247

Total investment income	$4,095	$10,438	$14,533	$1,137	$4,110	$5,247

Expenses
General and administration expenses	$606	$1,600	$2,206	410	1,517	$1,927
Directors fees	42	111	153	16	62	78
Deferred offering expenses amortization	36	97	133	25	95	120
Management fees, net	261	647	908	54	210	264
Performance fees	289	674	963	83	287	370

Total expenses	$1,234	$3,129	$4,363	$588	$2,171	$2,759

Less: Expense support from Operating Manager	(117)	(319)	(436)	(312)	(1,155)	(1,467)

Net expenses	$1,117	$2,810	$3,927	$276	$1,016	$1,292

Net investment income before taxes	$2,978	$7,628	$10,606	$861	$3,094	$3,955

Provision for (benefit from) income taxes	1,152	2,417	3,569	320	715	1,035

Net investment income	$1,826	$5,211	$7,037	$541	$2,379	$2,920

Net realized and unrealized gain/(loss)
Net realized gain/(loss) from investments	$1	$3	$4	$—	$—	$—
Net change in unrealized appreciation/(depreciation) from investments	1,799	4,530	6,329	670	2,339	3,009
Net change in unrealized appreciation/(depreciation) from derivatives	95	260	355	—	—	—

Net realized and unrealized gain/(loss)	$1,895	$4,793	$6,688	$670	$2,339	$3,009

Net increase (decrease) in net assets resulting from operations	$3,721	$10,004	$13,725	$1,211	$4,718	$5,929

See notes to consolidated financial statements.

Apollo Infrastructure Company LLC
Consolidated Statements of Changes in Net Assets (Unaudited)
(in thousands, except share and per share data)

	For the three months ended March 31, 2025 (Unaudited)			For the three months ended March 31, 2024 (unaudited)
	Series I	Series II	Total	Series I	Series II	Total
Operations
Net investment income	$1,826	$5,211	$7,037	$541	$2,379	$2,920
Net realized gain/(loss) from investments	1	3	4	—	—	—
Net change in unrealized appreciation/(depreciation) from investments	1,799	4,530	6,329	670	2,339	3,009
Net change in unrealized appreciation/(depreciation) from derivatives	95	260	355	—	—	—

Net increase (decrease) in net assets resulting from operations	$3,721	$10,004	$13,725	$1,211	$4,718	$5,929

Distributions
A-II Shares:	$(2,047)	$(5,674)	$(7,721)	$(417)	$(1,449)	$(1,866)
F-I Shares:	(266)	(223)	(489)	(16)	(8)	(24)
E Shares:	(2)	(7)	(9)	—	—	—
I Shares	(69)	(7)	(76)	—	—	—
S Shares	—	—	—	—	—	—

Net increase (decrease) in net assets resulting from distributions	$(2,384)	$(5,911)	$(8,295)	$(433)	$(1,457)	$(1,890)

Capital Share Transaction
A-II Shares:
Consideration from issuance of shares	$52,226	$85,565	$137,791	$34,401	$67,908	$102,309
Reinvestment of distributions	23	754	777	—	—	—
Repurchases of shares	(687)	(3,944)	(4,631)	—	—	—
F-I Shares:
Consideration from issuance of shares	$4,178	$2,298	$6,476	$3,146	$1,555	$4,701
Reinvestment of distributions	64	162	226	—	—	—
Repurchases of shares	(266)	—	(266)	—	—	—
E Shares:
Consideration from issuance of shares	$105	$358	$463	$—	$—	$—
Reinvestment of distributions	1	3	4	—	—	—
Repurchases of shares	—	—	—	—	—	—
I Shares:
Consideration from issuance of shares	$9,070	$867	$9,937	$—	$—	$—
Reinvestment of distributions	—	—	—	—	—	—
Repurchases of shares	—	—	—	—	—	—
S Shares:
Consideration from issuance of shares	$3	$3	$6	$—	$—	$—
Reinvestment of distributions	—	—	—	—	—	—
Repurchases of shares	—	—	—	—	—	—
V Shares:
Consideration from issuance of shares	$—	$—	$—	$—	$—	$—

Net increase (decrease) in capital share transaction	$64,717	$86,066	$150,783	$37,547	$69,463	$107,010

Net Assets
Total increase (decrease) in net assets during the period	$66,054	$90,159	$156,213	$38,325	$72,724	$111,049
Net assets at beginning of period	247,549	692,747	940,296	46,742	214,046	260,788

Net assets at end of period	$313,603	$782,906	$1,096,509	$85,067	$286,770	$371,837

See notes to consolidated financial statements.

Apollo Infrastructure Company LLC
Consolidated Statements of Cash Flows (Unaudited)
(in thousands, except share and per share data)

	For the three months ended March 31, 2025 (unaudited)			For the three months ended March 31, 2024 (unaudited)
	Series I	Series II	Total	Series I	Series II	Total
Operating activities
Net increase/(decrease) in net assets resulting from operations	$3,721	$10,004	$13,725	$1,211	$4,718	$5,929
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash used in operating activities:
Amortization of restricted stock shares	14	36	50	—	—	—
Net change in unrealized (appreciation)/depreciation from investments	(1,799)	(4,530)	(6,329)	(670)	(2,339)	(3,009)
Net change in unrealized appreciation/(depreciation) from derivatives	(95)	(260)	(355)	—	—	—
Payment-in-kind interest capitalized	(2,499)	(6,223)	(8,722)	(672)	(2,265)	(2,937)
Acquisition of Infrastructure Assets, net of rebalancing transaction of $15,220 to Series I and $(15,220) to Series II	(97,254)	(192,226)	(289,480)	(29,607)	(102,923)	(132,530)
Proceeds from sale of Infrastructure Assets	2,755	7,110	9,865	—	—	—
Deferred offering expenses amortization	36	97	133	25	95	120
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid expenses and other assets	797	2,907	3,704	80	41	121
(Increase)/decrease in deferred offering expenses	(45)	45	—	—	—	—
(Increase)/decrease in due from Operating Manager	(305)	(131)	(436)	(312)	(1,155)	(1,467)
(Decrease)/increase in management fee payable	(114)	(302)	(416)	(32)	(145)	(177)
(Decrease)/increase in accrued performance fees	(693)	(2,047)	(2,740)	56	162	218
(Decrease)/increase in deferred taxes liability	432	1,165	1,597	—	—	—
(Decrease)/increase in other accrued expenses and liabilities	945	1,637	2,582	459	1,285	1,744
(Decrease)/increase in due to Operating Manager	340	232	572	190	602	792

Net cash used in operating activities	$(93,764)	$(182,486)	$(276,250)	$(29,272)	$(101,924)	$(131,196)

Financing activities
Proceeds from issuance of shares	65,582	89,091	154,673	38,047	69,463	107,510
Note Borrowings	214	214	428	—	—	—
Payment on repurchases of shares	(953)	(3,944)	(4,897)	—	—	—
Distribution	(1,775)	(4,262)	(6,037)	—	—	—

Net cash provided by financing activities	$63,068	$81,099	$144,167	$38,047	$69,463	$107,510

Cash and cash equivalents
Net increase in cash and cash equivalents	(30,696)	(101,387)	(132,083)	8,775	(32,461)	(23,686)
Cash and cash equivalents at beginning of period	84,681	236,861	321,542	21,575	99,696	121,271

Cash and cash equivalents at end of period	$53,985	$135,474	$189,459	$30,350	$67,235	$97,585

Supplemental disclosure of cash flow information:
Payment-in-kind income	$2,499	$6,223	$8,722	$672	$2,265	$2,937
Noncash financing activities not included - distribution payable	2,384	5,911	8,295	433	1,457	1,890
Noncash financing activities not included - reinvestment of distribution	88	919	1,007	—	—	—
See notes to consolidated financial statements.

Apollo Infrastructure Company LLC
Condensed Consolidated Schedules of Investments (Unaudited)
March 31, 2025
(in thousands, except share and per share data)

Description	Country	Industry/Type	Principal Amount or Number of Shares	Fair Value	Fair Value as a Percentage of Net Assets (1)
Series I
Investments in Partnership Investment Vehicle: (2)
AIC 3-Z Subsidiary, LLC (3)	United States	Various		$34,126	10.9%
Other Infrastructure Assets	United States	Power & Utilities		29,734	9.5%
Novus Holdings Parent, L.P.	United States	Transportation		29,708	9.5%
CN Jackalope Holdings, LLC (4)	United States	Power & Utilities		28,719	9.2%
AP Tosca Holdings, L.P. (5)	United States	Power & Utilities		19,615	6.3%
Other Infrastructure Assets	Canada	Transportation		14,188	4.5%
Other Infrastructure Assets	United States	Transportation		13,192	4.2%

Total Investments in Partnership Investment Vehicle (Cost of $161,290)				$169,282	54.1%

Investments in Loans:
Other Infrastructure Assets	United States	Power & Utilities		$39,018	12.4%
Yondr Capital LP- 15.75%-17.75% 06/27/29	Various	Digital	25,958,157	28,558	9.1%
Other Infrastructure Assets	United States	Digital		26,870	8.6%
Other Infrastructure Assets	Various	Digital		552	0.2%

Total Investments in Loans (Cost of $92,026)				$94,998	30.3%

Investments in Warrants:
Yondr Capital LP	Various	Digital		$1,169	0.4%

Total Investments in Warrants (Cost of $515)				$1,169	0.4%

Total Investments Series I (Cost of $253,831)				$265,449	84.8%

Derivative Assets:
Foreign Currency Contracts	United States	USD/CAD Forward		$95	0.0%

Total Derivative Assets (Cost of $00)				$95	0.0%

Total Investments and Derivative Assets - Series I (Cost of $253,831)				$265,544	84.8%

Series II
Investments in Partnership Investment Vehicle: (2)
AIC 3-Z Subsidiary, LLC (3)	United States	Various		$84,996	10.9%
Other Infrastructure Assets	United States	Power & Utilities		74,055	9.5%
Novus Holdings Parent, L.P.	United States	Transportation		73,991	9.5%
CN Jackalope Holdings, LLC (4)	United States	Power & Utilities		71,527	9.1%
AP Tosca Holdings, L.P. (5)	United States	Power & Utilities		48,852	6.2%
Other Infrastructure Assets	Canada	Transportation		35,337	4.5%
Other Infrastructure Assets	United States	Transportation		32,854	4.2%

Total Investments in Partnership Investment Vehicle (Cost of $399,464)				$421,612	53.9%

Investments in Loans:
Other Infrastructure Assets	United States	Power & Utilities		$97,178	12.4%
Yondr Capital LP- 15.75%-17.75% 06/27/29	Various	Digital	64,650,817	71,125	9.1%
Other Infrastructure Assets	United States	Digital		66,922	8.5%
Other Infrastructure Assets	Various	Digital		1,374	0.2%

Total Investments in Loans (Cost of $227,683)				$236,599	30.2%

Investments in Warrants:
Yondr Capital LP	Various	Digital		$2,911	0.4%

Total Investments in Warrants (Cost of $1,009)				$1,009	$2,911	0.4%

Total Investments Series II (Cost of $628,156)				$628,156	$661,122	84.5%

Derivative Assets:
Foreign Currency Contracts	United States	USD/CAD Forward			$260	0.0%

Total Derivatives Assets (Cost of $00)				$—	$260	0.0%

Total Investments and Derivative Assets - Series II (Cost of $628,156)				$628,156	$661,382	84.5%

Total
Investments in Partnership Investment Vehicle: (2)
AIC 3-Z Subsidiary, LLC (3)	United States	Various			$119,122	10.9%
Other Infrastructure Assets	United States	Power & Utilities			103,789	9.5%
Novus Holdings Parent, L.P.	United States	Transportation			103,699	9.5%
CN Jackalope Holdings, LLC (4)	United States	Power & Utilities			100,246	9.1%
AP Tosca Holdings, L.P. (5)	United States	Power & Utilities			68,467	6.2%
Other Infrastructure Assets	Canada	Transportation			49,525	4.5%
Other Infrastructure Assets	United States	Transportation			46,046	4.2%

Total Investments in Partnership Investment Vehicle (Cost of $560,754)				$560,754	$590,894	53.9%

Investments in Loans:
Other Infrastructure Assets	United States	Power & Utilities			136,196	12.4%
Yondr Capital LP- 15.75%-17.75% 06/27/29	Various	Digital	90,608,974		$99,683	9.1%
Other Infrastructure Assets	United States	Digital			93,792	8.6%
Other Infrastructure Assets	Various	Digital			1,926	0.2%

Total Investments in Loans (Cost of $319,709)				$319,709	$331,597	30.3%

Investments in Warrants:
Yondr Capital LP	Various	Digital			$4,080	0.4%

Total Investments in Warrants (Cost of $1,524)				$1,524	$4,080	0.4%

Total Investments (Cost of $881,987)				$881,987	$926,571	84.6%

Derivative Assets:
Foreign Currency Contracts	United States	USD/CAD Forward			$355	0.0%

Total Derivatives Assets (Cost of $00)				$—	$355	0.0%

Total Investments and Derivative Assets (Cost of $881,987)				$881,987	$926,926	84.6%

(1)	Fair Value as a percentage of Net Assets shown as a percentage of Net Assets of the respective Series.
(2)	Partnership investment vehicle includes investments in both limited partnerships and limited liability companies.
(3)	Represents an investment in an affiliated entity of the Company
(4)
Series I, Series
II
 and the Company indirectly own 12,616,626, 31,422,692, and 44,039,318
Series A-2 units, respectively, in CN Jackalope Holdings, LLC, an investment in the Power & Utilities industry in the United States. The fair value of Series I, Series II and the Company investment in Series A-2 units of CN Jackalope Holdings, LLC were $
12,616, $31,423 and $44,039
, respectively, and the percentage of Net Asset Value of Series I, Series II, and the Company for each investment was
 4.0
%. Series I, Series II and the Company indirectly own
16,031,924, 39,928,758, and 55,960,682
S
eries A-3 units, respectively, in CN Jackalope Holdings, LLC. The fair value of Series I, Series II and the Company investment in CN Jackalope Holdings, LLC were $
16,032, $39,929 and $55,961
, respectively, and the percentage of Net Asset Value of Series I, Series II, and the Company for each investment was
5.1
%.

(5)
Series I, Series II and the Company indirectly own 46,410,651, 115,589,349, and 162,000,000
Series A units, respectively, in Tosca Holdco, LLC an investment in the Power & Utilities industry in the United States. The fair value of Series I, Series II and the Company investment in Tosca Holdco, LLC were
$22,722, $56,593 and $79,315
, respectively, and the percentage of Net Asset Value of Series I, Series II, and the Company for each investment was
7.2
%. Series I, Series II and the Company indirectly own
 12,605,362, 31,394,638, and 44,000,000
Series B units, respectively, in Tosca Holdco LLC. The fair value of Series I, Series II and the Company investment in Tosca Holdco, LLC were $
6,171, $15,371 and $21,542
, respectively, and the percentage of Net Asset Value of Series I, Series II, and the Company for each investment was
 2.0
%.

See notes to consolidated financial statements.

Apollo Infrastructure Company LLC
Consolidated Schedules of Investments
December 31, 2024
(in thousands, except share and per share data)

Description	Country	Industry	Principal Amount or Number of Shares	Fair Value	Fair Value as a Percentage of Net Assets
Series I
Investments in Partnership Investment Vehicle: (1)
AP Tosca Holdings, L.P. (3)	United States	Power & Utilities		$17,370	7.0%
Novus Holdings Parent, L.P.	United States	Transportation		25,902	10.5%
AIC 3-Z Subsidiary, LLC (4)	United States	Various		22,938	9.3%
Other Infrastructure Assets	United States	Power & Utilities		12,879	5.2%
Other Infrastructure Assets	United States	Transportation		6,605	2.7%

Total Investments in Partnership Investment Vehicle (Cost of $80,518)				$85,694	34.7%

Investments in Loans:
Yondr Capital LP- 15.75%-17.75% 06/27/29	Various	Digital	$22,963,616	$26,279	10.6%
Other Infrastructure Assets	United States	Power & Utilities		33,170	13.4%
Other Infrastructure Assets	United States	Communications		20,433	8.3%

Total Investments in Loans (Cost of $75,893)				$79,882	32.3%

Investments in Warrants:
Yondr Capital LP	Various	Digital		$1,076	0.4%

Total Investments in Warrants (Cost of $422)				$1,076	0.4%

Total Investments - Series I (Cost of $156,833)				$166,652	67.4%

Series II
Investments in Partnership Investment Vehicle: (2)
AP Tosca Holdings, L.P. (3)	United States	Power & Utilities		$48,492	7.0%
Novus Holdings Parent, L.P.	United States	Transportation		72,314	10.4%
AIC 3-Z Subsidiary, LLC (4)	United States	Various		64,037	9.2%
Other Infrastructure Assets	United States	Power & Utilities		35,955	5.2%
Other Infrastructure Assets	United States	Transportation		18,441	2.7%

Total Investments in Partnership Investment Vehicle (Cost of $224,145)				$239,239	34.5%

Investments in Loans:
Yondr Capital LP-15.75%-17.75% 06/27/29	Various	Digital	$64,109,233	$73,366	10.6%
Other Infrastructure Assets	United States	Power & Utilities		92,599	13.4%
Other Infrastructure Assets	United States	Digital		57,045	8.2%

Total Investments in Loans (Cost of $211,570)				$223,010	32.2%

Investments in Warrants:
Yondr Capital LP	Various	Digital		$3,004	0.4%

Total Investments in Warrants (Cost of $1,102)				$3,004	0.4%

Total Investments - Series II (Cost of $436,817)				$465,253	67.1%

Total
Investments in Partnership Investment Vehicle: (2)
AP Tosca Holdings, L.P.(3)	United States	Power & Utilities		$65,862	7.0%
Novus Holdings Parent, L.P.	United States	Transportation		98,216	10.4%
AIC 3-Z Subsidiary, LLC (3)	United States	Various		86,975	9.2%
Other Infrastructure Assets	United States	Power & Utilities		48,834	5.2%
Other Infrastructure Assets	United States	Transportation		25,046	2.7%

Total Investments in Partnership Investment Vehicle (Cost of $304,663)				$324,933	34.5%

Investments in Loans:
Yondr Capital LP-15.75%-17.75% 06/27/29	Various	Digital	$87,072,849	$99,645	10.6%
Other Infrastructure Assets	United States	Power & Utilities		125,769	13.4%
Other Infrastructure Assets	United States	Digital		77,478	8.2%

Total Investments in Loans (Cost of $287,463)				$302,892	32.2%

Investments in Warrants:
Yondr Capital LP	Various	Digital		$4,080	0.4%

Total Investments in Warrants (Cost of $1,524)				$4,080	0.4%

Total Investments (Cost of $593,650)				$631,905	67.1%

(1)	Fair Value as a percentage of Net Assets shown as a percentage of Net Assets of the respective Series.
(2)	Partnership investment vehicle includes investments in both limited partnerships and limited liability companies.
(3)
Series I, Series II and the Company indirectly own 42,724,063, 119,275,937, and 162,000,000 Series A units, respectively, in Tosca Holdco, LLC an investment in the Power & Utilities industry in the United States. The fair value of Series I, Series II and the Company investment in
Series A units of

Tosca Holdco, LLC were $19,636, $54,819 and $74,455, respectively, and the percentage of Net Asset Value of Series I, Series II, and the Company for
each
investment was 7.9%
.

Series I, Series II and the Company indirectly own
11,604,066, 32,395,934, and 44,000,000 Series
B units, respectively, in Tosca Holdco LLC. The fair value of Series I, Series II and the Company investment in Series B units of Tosca Holdco, LLC were
 $5,333, $14,889 and $20,222,
respectively, and the percentage of Net Asset Value of Series I, Series II, and the Company for each investment was
 2.2%
.

(4)	Represents an investment in an affiliated entity of the Company.
See notes to consolidated financial statements.

Apollo Infrastructure Company LLC
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except for share and per share data)

1.	Organization
Apollo Infrastructure Company LLC and subsidiaries (the “Company”) is a limited liability company that was formed in accordance with the laws of Delaware on April 3, 2023. On April 10, 2023, the Company established two registered series of limited liability company interests, Apollo Infrastructure Company LLC - Series I (“Series I”) and Apollo Infrastructure Company LLC - Series II (“Series II”). Series I and Series II are treated as separate entities for U.S. federal income tax purposes with segregated assets and liabilities. Sections
18-215(c)
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
Cash and Cash Equivalents
– As of March 31, 2025 and December 31, 2024, cash and cash equivalents were comprised of cash and fundings into money market funds sponsored by a U.S. financial institution. As of March 31, 2025, Series I, Series II, and the Company held $53,985, $135,474, and $189,459, respectively, in money market funds, all of which were held in the Goldman Sachs Financial Square Government Fund. As of December 31, 2024, Series I, Series II, and the Company held $84,681, $236,861, and $321,542, respectively, in money market funds, all of which were held in the Goldman Sachs Financial Square Government Fund.
Organizational and Offering Expenses
– Organizational expenses are expensed as incurred. Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business.
Offering expenses include registration fees and legal fees regarding the preparation of the registration statement on Form 10. Offering expenses are accounted for as deferred costs until operations begin. For the three months ended March 31, 2025, Series I, Series II, and the Company deferred offering expenses amortization were $36, $97, and $133, respectively. For the three months ended March 31, 2024, Series I, Series II, and the Company deferred offering expenses amortization were $25, $95, and $120, respectively. As of March 31, 2025, deferred offering expenses for Series I, Series II and the Company were $554, $1,380 and $1,934, respectively. As of December 31, 2024 Series I, Series II and the Company deferred offering expenses were $545, $1,522 and $2,067, respectively.
The Operating Manager may elect to provide expense support for certain organization and offering expenses which is subject to potential recoupment as described in Note
5-Related
Party Considerations.
Investment Income –
The Company records dividend income and accrues interest income pursuant to the terms of the respective Infrastructure Asset, unless, in the case of dividend income, the Company determines that the Infrastructure Asset does not have positive earnings in which case such dividend income is treated as a return of capital.
Payment-in-Kind
(PIK) interest is accrued monthly on PIK fixed income securities in accordance with the contractual terms of those Infrastructure Assets. In the case of proceeds received from investments in a partnership investment vehicle and limited partnerships, the Company determines the character of such proceeds and record any interest income, dividend income, realized gains or returns of capital accordingly. For the three months ended March 31, 2025 and 2024
,
investment income was comprised of interest income from Infrastructure Assets and cash and cash equivalents.
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
Investments, At Fair Value
– ASC 820, Fair Value Measurement, defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value. The Company recognizes and accounts for its investments at fair value. The fair value of the investments does not reflect transactions costs that may be incurred upon disposition of investments.
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

Assets and liabilities recorded at fair value in the Consolidated Statements of Assets and Liabilities are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined under U.S. GAAP, are directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:
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
At least annually, the Board, including our independent directors on the Board (“Independent Directors”), will review the appropriateness of our valuation guidelines. From time to time, the Board, including our Independent Directors, may adopt changes to the valuation guidelines on occasions in which it has determined or in the future determines that such changes are likely to result in a more accurate reflection of estimated fair value.
Derivative Instruments
— The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements. The Company does not utilize hedge accounting with respect to derivative instruments and as such, the Company recognizes its derivative instruments at fair value with changes included in net change in unrealized gain (loss) on derivatives on the Consolidated Statements of Operations.

Derivative instruments are measured in terms of the notional contract amount and derive their value based upon one or more underlying instruments. Derivative instruments are subject to various risks similar to non-derivative
instruments including market, credit, liquidity, interest rate, foreign currency and operational risks. The Company manages these risks on an aggregate basis as part of its risk management process. The derivatives may require the Company to pay or receive an upfront fee or premium. These upfront fees or premiums are carried forward as cost or proceeds to the derivatives.
The Company enters into foreign currency forward contracts to reduce the Company’s exposure to fluctuations in the fair value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another at a pre-determined
price at a future date. Foreign currency forward contracts are marked-to-market
at the applicable forward rate. Depending on the nature of the balance, the fair value of foreign currency forward contracts are recorded within derivative assets, at fair value or derivative liabilities, at fair value on the Consolidated Statements of Assets and Liabilities. Any cash collateral amounts posted to or received from the counterparty to cover collateral obligations under the terms of the foreign currency forward contracts are included in prepaid expenses and other assets or other accrued expenses and liabilities, respectively, on the Company’s Consolidated Statements of Assets and Liabilities. As of March 31, 2025, Series I, Series II and the Company did not have cash collateral to counterparties against foreign currency forward contracts. As of March 31, 2024, the Company did not enter into any foreign currency forward contracts. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company recognizes its foreign currency forward contracts at fair value with changes included in the net change in unrealized appreciation/(depreciation) from derivatives on the Consolidated Statements of Operations.
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
Both Series I and Series II recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. Both Series I and Series II review and evaluate tax positions in their major jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition. Based on this review, both Series I and Series II have determined the major tax jurisdictions to be where both Series I and Series II are organized, where both Series I and Series II hold interests in Infrastructure Assets, and where the Operating Manager is located; however, no reserves for uncertain tax positions were recorded for any of Series I and Series II’s Consolidated Statements of Assets and Liabilities for the three months ended March 31, 2025 and 2024. Both Series I and Series II are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. Generally, both Series I and Series II’s returns may be subject to examination for a period of three
to five years from when they are filed under varying statutes of limitations.
Calculation of NAV
– For each applicable Series, the NAV per Share of each type of the Company’s Shares is determined by dividing the total assets (the value of investments, plus cash or other assets) attributable to such type less the value of any liabilities attributable to such type, by the total number of Shares outstanding of such type.

Recent Accounting Pronouncements –
In December 2023, the FASB issued ASU
2023-09,
Income Taxes — Improvements to Income Tax Disclosures. The guidance makes amendments to update disclosures on income taxes including rate reconciliation, income taxes paid, and certain amendments on disaggregation by federal, state, and foreign taxes, as relevant. The guidance is mandatorily effective for the Company for annual periods beginning in 2025, but early adoption is permitted. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.
In November 2024, the FASB issued ASU
2024-03,
“Income Statement —Reporting Comprehensive Income —Expense Disaggregation Disclosures (Subtopic
220-40):
Disaggregation of Income Statement Expenses.” ASU
2024-03
requires public business entities to provide more detailed disclosures about the nature of their expenses in the footnotes to the financial statements. The guidance is mandatorily effective for the Company for annual periods beginning in 2027, but early adoption is permitted. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.
There are no other standards, interpretations or amendments to existing standards that are effective that would be expected to have a material impact on the Company.

3.	Fair Value Measurement and Disclosures
The following tables summarize the valuation of the Company’s investments and cash and cash equivalents in the fair value hierarchy levels as of March 31, 2025 and December 31, 2024:

March 31, 2025
Description	Total	Level I	Level II	Level III	Measured at NAV (1)(2)
Series I
Investments in Partnership Investment Vehicle	$169,282	$—	$—	$85,904	$83,378
Investments in Loans (3)	94,998	—	4,301	90,697	—
Investments in Warrants	1,169	—	—	1,169	—

Total Investments	$265,449	$—	$4,301	$177,770	$83,378

Foreign Currency Contracts	95	—	95		—

Total Derivative Assets	$95	$—	$95	$—	$—

Cash and cash equivalents	53,985	53,985	—	—	—

Total	$319,529	$53,985	$4,396	$177,770	$83,378

Series II
Investments in Partnership Investment Vehicle	$421,612	$—	$—	$213,951	$207,661
Investments in Loans (3)	236,599	—	10,713	225,886	—
Investments in Warrants	2,911	—	—	2,911	—

Total Investments	$661,122	$—	$10,713	$442,748	$207,661

Foreign Currency Contracts	260	—	260	—	—

Total Derivative Assets	$260	$—	$260	$—	$—

Cash and cash equivalents	135,474	135,474	—	—	—

Total	$796,856	$135,474	$10,973	$442,748	$207,661

Total
Investments in Partnership Investment Vehicle	$590,894	$—	$—	$299,855	$291,039
Investments in Loans (3)	331,597	—	15,014	316,583	—
Investments in Warrants	4,080	—	—	4,080	—

Total Investments	$926,571	$—	$15,014	$620,518	$291,039

Foreign Currency Contracts	355	—	355		—

Total Derivative Assets	$355	$—	$355	$—	$—

Cash and cash equivalents	189,459	189,459	—	—	—

Total	$1,116,385	$189,459	$15,369	$620,518	$291,039

(1)
Included within certain investments measured at NAV were Level III investments. Series I, Series II, and the Company
Level III amounts of these investments were $49,252, $122,665and $171,917, respectively.

(2)	As of March 31, 2025, Series I, Series II and the Company had unfunded commitments of $46,567, $115,957 and $162,524, respectively, related to investments measured at NAV.
(3)	On October 23, 2024, the Company entered into a Sale and Purchase Agreement to sell its interest in Yondr Group, L.P. As of March 31, 202 5 , the sale is subject to conditions to complete.

December 31, 2024
Description	Total	Level I	Level II	Level III	Measured at NAV (1) (2)
Series I
Investments in Partnership Investment Vehicle	$85,694	$—	$—	$32,508	$53,186
Investments in Loans (3)	79,882	—	3,995	75,887	—
Investments in Warrants	1,076	—	—	1,076	—

Total Investments	$166,652	$—	$3,995	$109,471	$53,186

Cash and cash equivalents	84,681	84,681	—	—	—

Total	$251,333	$84,681	$3,995	$109,471	$53,186

Series II
Investments in Partnership Investment Vehicle	$239,239	$—	$—	$90,755	$148,484
Investments in Loans (3)	223,010	—	11,155	211,855	—
Investments in Warrants	3,004	—	—	3,004	—

Total Investments	$465,253	$—	$11,155	$305,614	$148,484

Cash and cash equivalents	236,861	236,861	—	—	—

Total	$702,114	$236,861	$11,155	$305,614	$148,484

Total
Investments in Partnership Investment Vehicle	$324,933	$—	$—	$123,263	$201,670
Investments in Loans (3)	302,892	—	15,150	287,742	—
Investments in Warrants	4,080	—	—	4,080	—

Total Investments	$631,905	$—	$15,150	$415,085	$201,670

Cash and cash equivalents	321,542	321,542	—	—	—

Total	$953,447	$321,542	$15,150	$415,085	$201,670

(1)
Included within certain investments measured at NAV were Level III investments. Series I, Series II, and the Company Level III amounts of these investments were $30,248, $84,447, and $114,695, respectively.

(2)	As of December 31, 2024, Series I, Series II, and the Company had unfunded commitments of $7,975, $22,265 and $30,240 respectively, related to investments measured at NAV.
(3)	On October 23, 2024, the Company entered into a Sale and Purchase Agreement to sell its interest in Yondr Group, L.P. As of December 31, 2024, the sale was subject to conditions to complete.
Transfers of investments between levels, if any, shall be recorded at the end of the period.

There were no transfers in or out of the Company’s investments that are classified as Level III investments for the three months ended March 31, 2025. The following table shows the change in the fair value of our Level III investment during the three months ended March 31, 2025:

Description	Level III Investments
Series I
Balance as of December 31, 2024	$109,471
Purchases, including capitalized PIK and rebalancing transaction	67,779
Net change in unrealized appreciation/(depreciation) from investments	591
Sales and syndication	(71)
Transfers out of Level III	—
Transfers into Level III	—

Balance as of March 31, 2025	$177,770

Series II
Balance as of December 31, 2024	$305,614
Purchases, including capitalized PIK and rebalancing transaction	135,806
Net change in unrealized appreciation/(depreciation) from investments	1,505
Sales and syndication	(177)
Transfers out of Level III	—
Transfers into Level III	—

Balance as of March 31, 2025	$442,748

Total
Balance as of December 31, 2024	$415,085
Purchases, including capitalized PIK and rebalancing transaction	203,585
Net change in unrealized appreciation/(depreciation) from investments	2,096
Sales and syndication	(248)
Transfers out of Level III	—
Transfers into Level III	—

Balance as of March 31, 2025	$620,518

The total change in unrealized appreciation included in the Consolidated Statements of Operations within net change in unrealized appreciation/(depreciation) from investments for the three months ended March 31, 2025, attributable to Level III investments still held at March 31, 2025 for Series I, Series II, and the Company were $591, $1,505, and $2,096 respectively.
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

The total change in unrealized appreciation included in the Consolidated Statements of Operations within net change in unrealized appreciation/(depreciation) from investments for the three months ended March 31, 2024, attributable to Level

III investments still held at March 31, 2024 for Series I, Series II, and the Company were
$369, $1,242, and $1,611, respectively.
The following tables provide quantitative measure used to determine the fair values of the Level III investments as of March 31, 2025:

	March 31, 2025
Asset Type	Level III Fair Value	Valuation Technique	Unobservable Input	Input
Series I
Investments in Partnership Investment Vehicle	$85,904	Discounted Cash Flow	Discount Rate	15.00% - 15.10%
			Terminal Multiple	8.5x - 14.3x
		Transaction Price	N/A	N/A
Investments in Loans	90,697	Discounted Cash Flow	Discount Rate	7.00% - 10.19%
		Transaction Price (1)	N/A	N/A
Investments in Warrants	1,169	Transaction Price	N/A	N/A

Total	$177,770

Series II
Investments in Partnership Investment Vehicle	$213,951	Discounted Cash Flow	Discount Rate	15.00% - 15.10%
			Terminal Multiple	8.5x - 14.3x
		Transaction Price	N/A	N/A
Investments in Loans	225,886	Discounted Cash Flow	Discount Rate	7.00% - 10.19%
		Transaction Price (1)	N/A	N/A
Investments in Warrants	2,911	Transaction Price	N/A	N/A

Total	$442,748

Total
Investments in Partnership Investment Vehicle	$299,855	Discounted Cash Flow	Discount Rate	15.00% - 15.10%
			Terminal Multiple	8.5x - 14.3x
		Transaction Price	N/A	N/A
Investments in Loans	316,583	Discounted Cash Flow	Discount Rate	7.00% - 10.19%
		Transaction Price (1)	N/A	N/A
Investments in Warrants	4,080	Transaction Price	N/A	N/A

Total	$620,518

(1)
The Investments in Loans valued at Transaction Price include certain loans held by the Company that, pursuant to their contractual terms, produce PIK income. PIK income computed at the contractual rate is accrued into income and reflected as a receivable up to the capitalization date. For the three months ended March 31, 2025, Series I, Series II, and the Company earned and capitalized PIK income on investments of $2,499,

$
6,223, and
$
8,722, respectively.

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

(1)
The Investments in Loans valued at Transaction Price include certain loans held by the Company that, pursuant to their contractual terms, produce PIK income. PIK income computed at the contractual rate is accrued into income and reflected as a receivable up to the capitalization date. For the year ended December 31, 2024, Series I, Series II and the Company, earned and capitalized PIK income of $ 3,182, $9,313, and $ 12,495, respectively.

Unconsolidated Significant Subsidiary
The following tables present summarized financial information of the applicable significant subsidiaries in which the Company, Series I, and Series II has an indirect equity interest for the period ended March 31, 2025:
Income Statement

	For the quarter ended March 31, 2025	For the quarter ended March 31, 2024
Total Revenue	$63,825	$46,299
Gross profit	26,951	19,677
Income (loss) before taxes	(11,522)	(38,680)
Net income (loss)	(11,610)	(38,746)
The summarized financial information above does not represent the Company’s proportionate share.
There were no significant subsidiaries in which the Company, Series I, and Series II had an indirect equity interest for the period ended March 31, 2024.

4.	Notes Payable
The Company’s
outstanding
debt obligations as of March 31, 2025 were as follows:

	Aggregate Principal Committed			Outstanding Principal			Unused Portion			Carrying Value			Fair Value(1)
	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Promissory Notes	$214	$214	$428	$214	$214	$428	$—	$—	$—	$214	$214	$428	$214	$214	$428

(1)	The carrying amount outstanding under these debt obligations approximate their fair value as of March 31, 2025.

Promissory Note

	Fair Value
Legal Maturity	Series I	Series II	Total
1/30/2055	$214	$214	$428

The promissory notes are reported at amortized cost and are reflected within notes payable on the Company’s Consolidated Statements of Assets and Liabilities.
The promissory notes pay interest on the principal balances at a rate of 12% per annum, payable semi-annually in arrears.
However, the Company intends to repay the Promissory Notes prior to the legal maturity and is currently amortizing upfront costs associated with the Promissory Notes over a period of three years. Amortized amounts are included within general and administration expenses on the Company’s Consolidated Statements of Operations.

5.	Related Party Considerations
Initial Capital Contribution
On April 12, 2023, the Company issued 40 V Shares of each of Series I and Series II at the aggregate issue prices of $1 and $1, respectively to an affiliate of the Company.
Infrastructure Assets
On May 14, 2024, the Company acquired an additional indirect interest in Novus Holdings Parent, L.P. from an affiliate of the Operating Manager.
On March 28, 2025 the Company acquired indirect interests in CN Jackalope Holdings LLC, Caledonia Holdings LLC, Tawhiri Power Holdings LLC, and Pipeline Funding Company LLC from a fund managed by an affiliate of the Operating Manager.
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
For the three months ended March 31, 2025, the Operating Manager earned gross Management Fees of $410, $987, and $1,397 from Series I, Series II, and the Company, respectively, with a Special Fees offset of $149, $340, and $489, from Series I, Series II, and the Company, respectively, resulting in net management fees of $261, $647, and $908 from Series I, Series II, and the Company, respectively. For the three months ended March 31, 2024, the Operating Manager earned gross Management Fees of $91, $331, and $422 from Series I, Series II, and the Company, respectively, with a Special Fees offset of $37, $121 and $158, from Series I, Series II, and the Company, respectively, resulting in net management fees of $54, $210 and $264 from Series I, Series II, and the Company, respectively.
The Operating Manager or an affiliate may rebate, waive, or reduce the management fee charged to certain shareholders at the sole discretion of the Operating Manager or such affiliate. Any such rebate, waiver or reduction may be effected either by way of purchase of additional Shares by the Operating Manager or such affiliate for the shareholder or by way of rebate to the relevant shareholder’s account. As of March 31, 2025 and 2024 there were no
rebates or waivers of the management fees.
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
For the three months ended March 31, 2025, the Operating Manager earned Performance Fees of $289, $674, and $963 from Series I, Series II, and the Company, respectively. For the three months ended March 31, 2024, the Operating Manager earned Performance Fees of $83, $287, and $370 from Series I, Series II and the Company, respectively.
Various affiliates of the Operating Manager are potentially involved in transactions with the Company’s investments in Infrastructure Assets, and whereby affiliates of the Operating Manager may earn fees in, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, “Capital Solution” services).
For the three months ended March 31, 2025, $230
of fees
allocable to the Company
,
were paid by the Company’s Infrastructure Assets to consolidated affiliates of the Operating Manager for Capital Solution services, which has
been excluded from Special Fees for Series I, Series II, and the Company. For the three months ended March 31, 2024, $650 of fees allocable to the Company, were paid by the Company’s Infrastructure Assets to affiliates of the Operating Manager for Capital Solution services, which has been excluded from Special Fees for Series I, Series II, and the Company. The Company’s Infrastructure Assets may have directly or indirectly paid Capital Solution Fees to non-consolidated affiliates of the Operating Manager.
The Company incurred certain operating expenses related to services provided by personnel of the Operating Manager and/or its affiliates. For the three months ended March 31, 2025, these expenses were $108, $295, and $403, for Series I, Series II, and the Company, respectively. For the three months ended March 31, 2024, these expenses were $127, $459, and $586, for Series I, Series II, and the Company, respectively. These expenses are included in general and administration expenses in the Consolidated Statements of Operations.
In February 2025, the Company engaged Lyra Client Solutions Holdings, LLC (“Lyra”), an end-to-end client service platform affiliated with Apollo. Lyra provides administration, data management, trade operations, investor onboarding and servicing, technology and other similar services to institutional, global wealth, global family office and retail investors. During the three months ended March 31, 2025, the Company did not incur any expenses related to Lyra.
An affiliate of Apollo was issued 1,992,619 of
A-II
Shares within Series II on December 1, 2023, for an aggregate consideration of $50,000. The said affiliate elected to reinvest its distributions.
An affiliate of Apollo was issued 1,523,194 of
A-II
Shares within Series II on October 1, 2024
,
for an aggregate consideration of $40,000
. The said affiliate elected to reinvest its distributions.
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
For the three months ended March 31, 2025, the Operating Manager agreed to provide Expense Support of $117, $319, and $436 for expenses incurred by Series I, Series II, and the Company, respectively. For the three months ended March 31, 2024, the Operating Manager agreed to provide Expense Support of $312, $1,155 and 1,467, for expenses incurred by Series I, Series II, and the Company, respectively.
As of March 31, 2025, total Due from Operating Manager for total Expense Support outstanding was $2,388, $5,948, and $8,336 for Series I, Series II, and the Company, respectively, of which the Operating Manager’s ability to recoup 41% will expire in December 2026, 18% will expire in March 2027, 15% will expire in June 2027, 12% will expire September 2027, 9% will expire in December 2027, and 5% will expire in March 2028.
As of December 31, 2024, total Due from Operating Manager for total Expense Support outstanding was $2,083, $5,817, and $7,900 for Series I, Series II, and the Company, respectively, of which the Operating Manager’s ability to recoup 43% will expire in December 2026, 18% will expire in March 2027, 16% will expire in June 2027, 13% will expire in September 2027, and 10% will expire in December 2027.
As of March 31, 2025, Series I, Series II, and the Company had an outstanding payable to Operating Manager of $2,387, $5,945, and $8,332, respectively
.
A
s of December 31, 2024, Series I, Series II, and the Company had an outstanding payable to the Operating Manager of $2,047, $5,713, and $7,760, respectively, for payments made on their behalf.
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
As of March 31, 2025 and December 31, 2024, neither Series paid the Dealer Manager for any annual distribution fees, shareholder servicing fees, upfront selling commission or dealer manager fees.

Restricted Share Grants
The Company’s board of directors approved the Apollo Infrastructure Company LLC Restricted Share Plan for Independent Directors, pursuant to which, the Company’s E Shares may be granted to Independent Directors.
The following table summarizes the grants, vesting and forfeitures of restricted common shares during the three months ended March 31, 2025:

	Restricted Stock	Grant Date Fair Value ($ in thousands)
Outstanding as of December 31, 2024	7,714	$200
Granted	—	—
Vested	—	—
Forfeiture	—	—

Outstanding as of March 31, 2025	7,714	$200

The fair value of these shares was determined using the most recently available NAV at the time of issuance and they are subject to a one-year vesting period.
During the three months ended March 31, 2025, the Company recorded $14, $36, and $50 for Series I, Series II, and the Company, respectively, of restricted stock amortization as director fees in the Consolidated Statements of Operations. The remaining amortization related to the grants of restricted stock, which represents unrecognized compensation cost amounts to $13, $33 and $46 for Series I, Series II and the Company, respectively, as of March 31, 2025.
There were no
grants of restricted common shares issued or outstanding during the three months ended March 31, 2024.

6.	Shareholders’ Equity

The following table summarizes the shareholder transactions in common shares during the three months ended March 31, 2025:

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
A-II Shares:
Balance as of December 31, 2024	8,109,427	$208,185	24,755,955	$635,417	32,865,382	$843,602
Proceeds from issuance of shares	1,947,990	52,226	3,175,414	85,565	5,123,404	137,791
Repurchases of shares	(25,696)	(687)	(146,689)	(3,944)	(172,385)	(4,631)
Reinvestment of distributions	865	23	28,037	754	28,902	777

Net increase (decrease)	1,923,159	$51,562	3,056,762	$82,375	4,979,921	$133,937

Balance as of March 31, 2025	10,032,586	$259,747	27,812,717	$717,792	37,845,303	$977,539

F-I Shares:
Balance as of December 31, 2024	1,154,705	$30,014	999,415	$26,174	2,154,120	$56,188
Proceeds from issuance of shares	157,210	4,178	86,039	2,298	243,249	6,476
Repurchases of shares	(10,010)	(266)	—	—	(10,010)	(266)
Reinvestment of distributions	2,395	64	6,067	162	8,462	226

Net increase (decrease)	149,595	$3,976	92,106	$2,460	241,701	$6,436

Balance as of March 31, 2025	1,304,300	$33,990	1,091,521	$28,634	2,395,821	$62,624

E Shares:
Balance as of December 31, 2024	4,262	$110	19,052	$499	23,314	$609
Proceeds from issuance of shares	3,907	105	13,186	358	17,093	463
Repurchases of shares	—	—	—	—	—	—
Reinvestment of distributions	32	1	113	3	145	4

Net increase (decrease)	3,939	$106	13,299	$361	17,238	$467

Balance as of March 31, 2025	8,201	$216	32,351	$860	40,552	$1,076

V Shares:
Balance as of December 31, 2024	40	$1	40	$1	80	$2
Proceeds from issuance of shares	—	—	—	—	—	—
Repurchases of shares	—	—	—	—	—	—
Reinvestment of distributions	—	—	—	—	—	—

Net increase (decrease)	—	$—	—	$—	—	$—

Balance as of March 31, 2025	40	$1	40	$1	80	$2

I Shares:
Balance as of December 31, 2024	—	$—	—	$—	—	$—
Proceeds from issuance of shares	338,637	9,070	32,170	867	370,807	9,937
Repurchases of shares	—	—	—	—	—	—
Reinvestment of distributions	—	—	—	—	—	—

Net increase (decrease)	338,637	$9,070	32,170	$867	370,807	$9,937

Balance as of March 31, 2025	338,637	$9,070	32,170	$867	370,807	$9,937

S Shares:
Balance as of December 31, 2024	—	$—	—	$—	—	$—
Proceeds from issuance of shares	110	3	110	3	220	6
Repurchases of shares	—	—	—	—	—	—
Reinvestment of distributions	—	—	—	—	—	—

Net increase (decrease)	110	$3	110	$3	220	$6

Balance as of March 31, 2025	110	$3	110	$3	220	$6

Total net increase (decrease)	2,415,440	64,717	3,194,447	86,066	5,609,887	150,783

The following table summarizes the shareholder transactions in common shares during the three months ended March 31, 2024:

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
A-II Shares:
Balance as of December 31, 2023	1,851,311	$46,339	8,468,437	$211,995	10,319,748	$258,334
Proceeds from issuance of shares	1,355,538	$34,401	2,674,312	67,908	4,029,850	102,309

Net increase (decrease)	1,355,538	$34,401	2,674,312	$67,908	4,029,850	$102,309

Balance as of March 31, 2024	3,206,849	$80,740	11,142,749	$279,903	14,349,598	$360,643
F-I Shares:
Balance as of December 31, 2023	—	$—	—	$—	—	$—
Proceeds from issuance of shares	124,118	3,146	61,294	1,555	185,412	4,701

Net increase (decrease)	124,118	$3,146	61,294	$1,555	185,412	$4,701

Balance as of March 31, 2024	124,118	$3,146	61,294	$1,555	185,412	$4,701
V Shares:
Balance as of December 31, 2023	40	$1	40	$1	80	$2
Proceeds from issuance of shares	—	—	—	—	—	—

Net increase (decrease)	—	$—	—	$—	—	$—

Balance as of March 31, 2024	40	$1	40	$1	80	$2

Total net increase (decrease)	1,479,656	$37,547	2,735,606	$69,463	4,215,262	$107,010

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
For the three months ended March 31, 2025, the Company issued 865 Series I
A-II
Shares, 2,395 Series I
F-I
Shares, 32 Series I E Shares, 28,037 Series II
A-II
Shares, 6,067 Series II
F-I
Shares, and 113 Series II E shares for an aggregate purchase price of $1,007, in each case under the DRIP. As of March 31, 2024
,
the Company had not issued any
Sh
ares under the DRIP.
Share Repurchases
The Company offers a share repurchase plan pursuant to which, on a quarterly basis, Shareholders may request that we repurchase all or any portion of their Shares. The Company may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under the Company’s share repurchase plan, or none at all, in our discretion at any time. We expect that each Series will conduct quarterly Share Repurchases for up to 5.0% of the aggregate NAV of our outstanding Investor Shares and E Shares of each Series (measured across both Series) at a price based on the NAV per Share as of the last business day of the quarter prior to the commencement of the share repurchase plan.
For the three months ended March 31, 2025, the Company repurchased 25,696 Series I
A-II
Shares, 10,010 Series I
F-I
Shares, and 146,689 Series II
A-II
Shares of the Company’s equity securities for a total purchase price of $4,897.
As of December 31, 2024, the Company repurchased 24,845, 15,480 and 78,657, Series I
A-II
Shares, Series I
F-I
Shares, and Series II
A-II
Shares of the Company’s equity securities
,
respectively
,
for a total purchase price of $3,108.

Distribution
The following table reflects the aggregate distributions per share declared for each applicable share type of the Company:

Type	Three months ended March 31, 2025
Series I
A-II Shares	$0.2040
F-I Shares	0.2040
E Shares	0.2040
S Shares	0.2040
I Shares	0.2040
Series II
A-II Shares	$0.2040
F-I Shares	0.2040
E Shares	0.2040
S Shares	0.2040
I Shares	0.2040
The distributions for each share type were payable to holders of record at the close of business day on March 31, 2025 and were paid on April 25, 2025. The distributions were paid in cash or reinvested in the shares of the Company for shareholders participating in the DRIP of the Company.
The following table reflects the aggregate distributions per share declared for each applicable share class of the Company for the three months ended March 31, 2024 as follows:

Type	Three Months ended March 31, 2024
Series I
A-II Shares	$0.1300
F-I Shares	0.1300
Series II
A-II Shares	$0.1300
F-I Shares	0.1300
The distributions for each outstanding share type were payable to holders of record at the close of business day on March 31, 2024 and were paid on April 29, 2024. The distributions were paid in cash or reinvested in the shares of the Company for shareholders participating in the Company’s distribution reinvestment plan
.

7.	Commitments and Contingencies
Litigation
The Company was not subject to any litigation nor was the Company aware of any material litigation threatened against it.
Infrastructure Assets
As of March 31, 2025, Company had unfunded commitments of $350,730 related to Infrastructure Assets, of which $100,492 was attributable to Series I and $250,238 was attributable to Series II.
As of December 31, 2024, the Company had unfunded commitments of $169,386 related to Infrastructure Assets, of which $44,672 was attributable to Series I and $124,714 was attributable to Series II.
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

8.	Income Taxes
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
For the three months ended March 31, 2025, the provision for (benefit from) income tax totaled $1,152, $2,417, and $3,569 for Series I, II and the Company, respectively, resulting in an effective tax rate of 24%, 19%, and 21% for Series I, Series II, and the Company, respectively.
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
Series I, II, and the Company, respectively. For the three months ended March 31, 2024, the effective income tax rate was approximately
21%, 13%, and 15% for
Series I, II, and the Company, respectively.
The principal difference between the effective tax rate as provided in the financial statements and the statutory U.S. federal income tax rate of 21% is due to the foreign tax rate differential.

In evaluating the realizability of deferred tax assets, the Company assesses whether it is more likely than not that some portion, or all, of the deferred tax assets, will be realized. The Company considers, among other things, the generation of future taxable income (including reversals of deferred tax assets) during the periods in which the related temporary differences will become deductible. As of March 31, 2025 and December 31, 2024, the Company ha
d
 no gross deferred tax assets and therefore, no valuation allowance is necessary
.

9.	Financial Highlights
The following are the financial highlights for the three months ended March 31, 2025:

	Series I A-II Shares	Series I F-I Shares	Series I E Shares	Series I I Shares	Series I S Shares

Per Share Data:
Net asset value at beginning of period	$26.73	$26.55	$26.88	$—	$—
Proceeds from issuance of shares	—	—	—	26.71	26.71
Distributions declared (1)	(0.20)	(0.20)	(0.20)	(0.20)	(0.20)
Net investment income (2)	0.18	0.13	0.22	0.14	0.10
Net realized and unrealized gain/(loss) (3)	0.17	0.17	0.17	0.14	0.16

Net increase (decrease) in net assets resulting from operations	$0.35	$0.30	$0.39	$0.28	$0.26

Net asset value at end of period	$26.87	$26.64	$27.06	$26.79	$26.77

Shares outstanding at end of period	10,032,586	1,304,300	8,201	338,637	110
Weighted average shares outstanding	9,240,568	1,283,607	8,201	157,453	110
Ratio/Supplemental Data:
Net assets at end of period	$269,559	$34,747	$222	$9,071	$3
Annualized Ratio to average net assets (4)
Total expenses before expense support, special fee offset and after performance fees (5),(6)	1.55%	2.12%	0.97%	2.38%	2.42%
Total expenses after expense support, special fee offset and after performance fees (5),(6)	1.20%	1.62%	0.80%	1.61%	1.93%
Total expenses after expense support, special fee offset and before performance fees (5),(6)	1.11%	1.47%	0.80%	1.30%	1.73%
Net investment income (5),(6)	2.91%	2.45%	3.26%	3.05%	2.13%
Total return (7)	1.28%	1.13%	1.45%	1.06%	1.01%

	Series II A-II Shares	Series II F-I Shares	Series II E Shares	Series II I Shares	Series II S Shares

Per Share Data:
Net asset value at beginning of period	$26.88	$26.69	$27.03	$—	$—
Proceeds from issuance of shares	—	—	—	26.88	26.88
Distributions declared (1)	(0.20)	(0.20)	(0.20)	(0.20)	(0.20)
Net investment income (2)	0.19	0.15	0.23	0.13	0.12
Net realized and unrealized gain/(loss) (3)	0.16	0.16	0.17	0.17	0.17

Net increase (decrease) in net assets resulting from operations	$0.35	$0.31	$0.40	$0.30	$0.29

Net asset value at end of period	$27.03	$26.80	$27.23	$26.97	$26.96

Shares outstanding at end of period	27,812,717	1,091,521	32,351	32,170	110
Weighted average shares outstanding	26,956,146	1,083,927	28,350	19,109	110
Ratio/Supplemental Data:
Net assets at end of period	$751,900	$29,254	$881	$867	$3
Annualized Ratio to average net assets (4)
Total expenses before expense support, special fee offset and after performance fees (5),(6)	1.54%	2.11%	0.94%	2.40%	2.41%
Total expenses after expense support, special fee offset and after performance fees (5),(6)	1.20%	1.61%	0.79%	1.75%	1.91%
Total expenses after expense support, special fee offset and before performance fees (5),(6)	1.12%	1.46%	0.79%	1.49%	1.72%
Net investment income (5),(6)	3.04%	2.62%	3.46%	2.65%	2.31%
Total return (7)	1.32%	1.17%	1.49%	1.10%	1.08%

	Total A-II Shares	Total F-I Shares	Total E Shares	Total I Shares	Total S Shares

Per Share Data:
Net asset value at beginning of period	$26.85	$26.61	$27.00	$—	$—
Proceeds from issuance of shares	—	—	—	26.79	26.79
Distributions declared (1)	(0.20)	(0.20)	(0.20)	(0.20)	(0.20)
Net investment income (2)	0.18	0.14	0.23	0.14	0.11
Net realized and unrealized gain/(loss) (3)	0.16	0.16	0.16	0.07	0.17

Net increase (decrease) in net assets resulting from operations	$0.34	$0.30	$0.39	$0.21	$0.28

Net asset value at end of period	$26.99	$26.71	$27.19	$26.80	$26.87

Shares outstanding at end of period	37,845,303	2,395,821	40,552	370,807	220
Weighted average shares outstanding	36,196,714	2,367,533	36,551	176,562	220
Ratio/Supplemental Data:
Net assets at end of period	$1,021,459	$64,001	$1,103	$9,938	$6
Annualized Ratio to average net assets (4)
Total expenses before expense support, special fee offset and after performance fees (5),(6)	1.55%	2.12%	0.95%	2.38%	2.42%
Total expenses after expense support, special fee offset and after performance fees (5),(6)	1.20%	1.62%	0.79%	1.63%	1.92%
Total expenses after expense support, special fee offset and before performance fees (5),(6)	1.11%	1.47%	0.79%	1.31%	1.72%
Net investment income (5),(6)	3.00%	2.53%	3.41%	3.01%	2.22%
Total return (7)	1.28%	1.14%	1.48%	1.07%	1.04%

(1)	The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transaction (refer to Note 6).
(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
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
(7)
The Total return is calculated for each share class as the change in the net asset value for such share class during the period plus any distributions per share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Amounts are not annualized and are not representative of total return as calculated for purposes of the Performance Fees as described in “Note 5. Related Party Considerations.” The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by Shareholders in the purchase of the Company’s shares.

The following are the financial highlights for the three months ended March 31, 2024:

	Series I A-II Shares	Series I F-I Shares	Series II A-II Shares	Series II F-I Shares	Total A-II Shares	Total F-1 Shares
Per Share Data:
Net asset value at beginning of period	$25.25	$—	$25.28	$—	$25.27	$—
Proceeds from issuance of shares	—	25.34	—	25.37	—	25.35
Distributions declared (1)	(0.13)	(0.13)	(0.13)	(0.13)	(0.13)	(0.13)
Net investment income (2)	0.2	0.14	0.23	0.18	0.22	0.16
Net realized and unrealized gain/(loss) (3)	0.22	0.15	0.22	0.13	0.22	0.14

Net increase (decrease) in net assets resulting from operations	$0.42	$0.29	$0.45	$0.31	$0.44	$0.30

Net asset value at end of period	$25.54	$25.50	$25.60	$25.55	$25.58	$25.52

Shares outstanding at end of period	3,206,849	124,118	11,142,749	61,294	14,349,598	185,412
Weighted average shares outstanding	2,673,944	81,925	10,243,423	42,283	12,917,368	124,208
Ratio/Supplemental Data:
Net assets at end of period	$81,901	$3,165	$285,203	$1,566	$367,104	$4,731
Annualized ratio to average net assets (4)
Total expenses before expense support and after performance fees (5),(6)	3.00%	3.36%	2.99%	3.42%	2.99%	3.38%
Total expenses after expense support and after performance fees (5),(6)	1.22%	1.53%	1.22%	1.55%	1.22%	1.54%
Total expenses after expense support and before performance fees (5),(6)	1.10%	1.32%	1.11%	1.34%	1.11%	1.33%
Net investment income (5),(6)	4.83%	4.38%	4.80%	4.29%	4.80%	4.35%
Total return (7)	1.67%	1.50%	1.78%	1.62%	1.76%	1.54%

(1)	The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transaction (refer to Note 6 ).
(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
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
(7)
The Total return is calculated for each share class as the change in the net asset value for such share class during the period plus any distributions per share declared in the period, and assumes all distributions are reinvested in accordance with our distribution reinvestment plan. Amounts are not annualized and are not representative of total return as calculated for purposes of the Performance Fees as described in “Note
6
. Related Party Considerations.” The Company, Series I and Series IIs’ performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by Shareholders in the purchase of the Company, Series I and Series II’s shares.

10 .	Segment Reporting
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

1 1 .	Subsequent Events
Management has evaluated subsequent events and determined to disclose the following subsequent events and transactions.
April Financial Update
On April 1, 2025, the Company issued and sold the following unregistered shares of the Company to third party investors for cash:

Type	Number of Shares Sold	Aggregate Consideration
Series I
A-II Shares	355,250	$9,545
F-I Shares	79,617	2,121
I Shares	216,092	5,789
Series II
A-II Shares	2,896,236	$78,298
F-I Shares	25,186	675
E Shares	2,846	78
I Shares	109,948	2,965
Distribution Reinvestment Plan
On April 25, 2025, pursuant to the DRIP, the Company issued approximately 5,114 Series I A-II Shares, approximately 3,183 Series I F-I Shares, approximately 2,179 Series I I Shares, approximately 62 Series I E Shares, approximately 29,042 Series II A-II Shares, approximately 6,758 Series II F-I Shares, approximately 226 Series II I Shares and approximately 207 Series II E Shares for an aggregate consideration of $1,260.
On May 9 2025, the Company repurchased 43,023 Series I A-II Shares, 28,602 Series I F-I Shares, 791 Series II E shares and 82,796 Series II A-II Shares of the Company for an aggregate purchase price of $4,178.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. All dollar amounts in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” are in thousands, unless otherwise noted.

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

The Company commenced principal operations on November 1, 2023.

On April 10, 2023, the Company established two registered series of limited liability company interests, Apollo Infrastructure Company LLC – Series I (“Series I”) and Apollo Infrastructure Company LLC – Series II (“Series II” and, together with Series I, the “Series”), pursuant to the Delaware Limited Liability Company Act (as amended from time to time, the “LLC Act”), and although the U.S. Internal Revenue Service (“IRS”) has only issued proposed regulations relating to series entities, each Series is treated as a separate entity, and have a different tax classification, for U.S. federal income tax purposes. Under Delaware law, to the extent the records maintained for a Series account for the assets associated with such Series separately from the other assets of the Company or any other Series, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to such Series are segregated and enforceable only against the assets of such Series and not against the assets of the Company generally or any other Series. Series I and Series II are expected to invest, directly or indirectly, in the same portfolio of Infrastructure Assets on a pro rata basis. Series I has elected to be treated as a corporation for U.S. federal income tax purposes and Series II is treated as a partnership for U.S. federal income tax purposes. The state tax treatment of a series limited liability company depends on the laws of each state, and it is possible that a particular state may treat Series I and Series II as a single entity for state tax purposes or may treat Series I or Series II as separate entities but classified differently than the IRS does for U.S. federal income tax purposes. The Series conduct the business of the Company jointly and although they have the ability and intention to contract in their own names, they expect to do so jointly and in coordination with one another. Each Series is overseen by the Board and managed by the Operating Manager.

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

Recent Developments

Infrastructure Assets Activity

For the three months ended March 31, 2025, the Company acquired interests in new Infrastructure Assets as follows:

A Subsidiary of the Company acquired a common equity position to fund the construction of a parking garage in Connecticut.

A Subsidiary of the Company acquired a common equity position in an entity that is solely formed to make a loan regarding pipeline expansion.

A Subsidiary of the Company acquired a preferred equity position in a gas gathering and processing system in Wyoming.

A Subsidiary of the Company acquired a common equity position in an operational wind project in Hawaii.

A Subsidiary of the Company acquired a common equity position in a gas-fired power plant in Mississippi.

A Subsidiary of the Company acquired a senior secured term loan in a renewable energy-focused company that primarily invest in distributed solar power generation assets across the United States.

A Subsidiary of the Company acquired a senior common equity position in a provider of liquid waste management and soil remediation services.

A subsidiary of the Company acquired an equity interest in a joint venture vehicle that will acquire a portfolio of community solar assets.

April Financial Update

As of April 1, 2025, the Company issued and sold the following unregistered shares of the Company to third party investors for cash ($ in thousands):

Type	Number of Shares Sold	Aggregate Consideration
Series I
A-II Shares	355,250	$9,545
F-I Shares	79,617	2,121
I Shares	216,092	5,789
Series II
A-II Shares	2,896,236	$78,298
F-I Shares	25,186	675
E Shares	2,846	78
I Shares	109,948	2,965

Results of Operations

We are dependent upon the proceeds from our continuous Private Offering in order to conduct our business. We intend to continue to acquire Infrastructure Assets with the capital received from our continuous Private Offering and any indebtedness that we may incur in connection with such activities.

Discussions of the results of operations for the three months ended March 31, 2025, are as follows:

Overview of Results of Operations

Capital Raise and Distribution Results

We raised aggregate subscription proceeds, inclusive of the distribution reinvestment plan, of $65,670, $90,010, and $155,680 for Series I, Series II and the Company, respectively. The subscription proceeds were used to acquire additional Infrastructure Assets and increase our Liquidity Portfolio.

Declared quarterly distribution of $2,384, $5,911, and $8,295 for Series I, Series II, and the Company, respectively.

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

Selling Commissions and Ongoing Distribution and Servicing Fees

Apollo Global Securities, LLC (the “Dealer Manager”) is entitled to receive selling commissions of up to 3.0%, and dealer manager fees of up to 0.5% of the transaction price of each S Share and F-S Share. Any participating broker-dealers are compensated from such amounts by reallowance from the Dealer Manager; provided that the sum of such reallowed amounts and the selling commissions do not exceed 3.5% of the transaction price. The Dealer Manager will receive a combined annual distribution fee and shareholder servicing fee of 0.85% per annum of the aggregate NAV of the Company’s outstanding S Shares and F-S Shares. There will not be a combined annual distribution fee and shareholder servicing fee, upfront selling commission or dealer manager fee with respect to the A-I Shares, A-II Shares, I Shares or F-I Shares. The Dealer Manager anticipates that all or a portion of selling commissions and dealer manager fees will be reallowed to participating broker-dealers.

Apollo Shares will not incur any upfront selling costs or ongoing servicing costs.

Special Fees

Any net consulting (including management consulting) or monitoring fees (including any early termination fee or acceleration of any such management consulting fee on a one-time basis that is approved by the Board), break-up fees (including, if applicable, the portion thereof described in “Part I, Item 1A. Risk Factors—Risks Related to our Company and an Investment in our Shares—Our business may be affected by offering Co-Investments or opportunities to provide debt financing to any person” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024), directors’ fees, closing fees and merger and acquisition transaction advisory services fees related to the negotiation of the acquisition of an Infrastructure Asset (other than debt investments or investments with respect to which Apollo does not exercise direct control with respect to the decision to engage the services giving rise to the relevant fees, costs and expenses) and similar fees, whether in cash or in kind, including options, warrants and other non-cash consideration paid to the Operating Manager or any of its affiliates or any employees of the foregoing in connection with actual or contemplated acquisitions or investments (and allocable to the Company) (collectively, the “Special Fees”) that are allocable to those Shareholders who bear Management Fees, will be applied to reduce the Management Fees paid by such Management Fee-bearing Shareholders. As such, the portion of such Special Fees attributable to Apollo’s investment or to the investments of Shareholders that do not pay Management Fees will be retained by Apollo. In practice, the only fees that are generally expected to be paid and treated as Special Fees are mergers and acquisition transaction fees payable in connection with an acquisition and management consulting fees payable thereafter.

Performance Fee

So long as the Operating Agreement has not been terminated, the Operating Manager is entitled to receive a performance fee (the “Performance Fee”) equal to (i) 12.5% of the total return with respect to S Shares or I Shares, (ii) 9.0% of the total return with respect to F-S Shares or F-I Shares, (iii) 7.5% of the total return from inception through December 31, 2026, and 9.0% thereafter with respect to A-I Shares and (iv) 5.0% of the total return with respect to A-II Shares, in each case subject to a 5.0% hurdle amount and a high water mark with respect to such type of Shares, with a catch-up. Such fee will be paid annually and accrue monthly. The Performance Fee is not paid on Apollo Shares, and as a result, it is an expense specific only to Investor Shares at the rates specified herein, which will result in the dilution of Investor Shares in proportion to the fees charged to different types of Investor Shares.

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

Organizational and Offering Expenses are paid by the Operating Manager, subject to potential recoupment as described in “Note 6. Related Party Considerations” to our financial statements in this Quarterly Report on Form 10-Q.

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

Comparison of the Three Months Ended March 31, 2025 and 2024

Revenues

Series I recorded $5,990 of revenues for the three months ended March 31, 2025, consisting of $4,095 of interest income, $1 of realized gains and $1,894 of net change in unrealized appreciation. Series II recorded $15,231 of revenues for the three months ended March 31, 2025, consisting of $10,438 of interest income, $3 of realized gains and $4,790 of net change in unrealized appreciation. The Company recorded a total of $21,221 of revenues for the three months ended March 31, 2025, consisting of $14,533 of interest income, $4 of realized gains and $6,684 of net change in unrealized appreciation. Such revenues were generated from our Liquidity Portfolio and our Infrastructure Assets.

Series I recorded $1,807 of revenues for the three months ended March 31, 2024, consisting of $1,137 of interest income and $670 of net change in unrealized appreciation. Series II recorded $6,449 of revenues for the three months ended March 31, 2024, consisting of $4,110 of interest income and $2,339 of net change in unrealized appreciation. The Company recorded a total of $8,256 of revenues for the three months ended March 31, 2024, consisting of $5,247 of interest income and $3,009 of net change in unrealized appreciation. Such revenues were generated from our Liquidity Portfolio and our Infrastructure Assets.

Series I revenues increased by $4,183, consisting of an increase of $2,958 from interest income, $1 of realized gains and $1,224 of net change in unrealized appreciation. Series II revenues increased by $8,782, consisting of an increase of $6,328 from interest income, $3 of realized gains and $2,451 of net change in unrealized appreciation. The Company revenues increased by $12,965, consisting of an increase of $9,286 from interest income, $4 of realized gains and $3,675 of net change in unrealized appreciation. The increase was due to the acquisition of 19 Infrastructure Assets and increasing the Liquidity Portfolio subsequent to March 31, 2024 that are generating revenue.

Expenses

Management Fee

For the three months ended March 31, 2025, the Operating Manager earned gross Management Fees of $410, $987, and $1,397 from Series I, Series II, and the Company, respectively, with a Special Fees offset of $149, $340, and $489, from Series I, Series II, and the Company, respectively, resulting in net management fees of $261, $647, and $908 from Series I, Series II, and the Company, respectively.

For the three months ended March 31, 2024, the Operating Manager earned gross Management Fees of $91, $331, and $422 from Series I, Series II and the Company, respectively, with a Special Fees offset of $37, $121 and $158, from Series I, Series II and the Company, respectively, resulting in net management fees of $54, $210 and $264 from Series I, Series II and the Company, respectively.

Gross Management Fees increased by $319, $656, and $975 for Series I, Series II and the Company, respectively, with an increase in the Special Fee offset of $112, $219, and $331 for Series I, Series II and the Company, respectively, resulting in net management fees increase of $207, $437, and $644 for Series I, Series II and the Company, respectively. The increase was due to an increase in the net asset value subsequent to March 31, 2024, which was primarily driven by capital raises and revenue generated from the Infrastructure Assets and Liquidity Portfolio.

Selling Commissions and Ongoing Distribution and Servicing Fees

For the three months ended March 31, 2025, neither Series paid the Dealer Manager for any annual distribution fees, shareholder servicing fees, upfront selling commission or dealer manager fees.

For the three months ended March 31, 2024, neither Series paid the Dealer Manager for any annual distribution fees, shareholder servicing fees, upfront selling commission or dealer manager fees.

Special Fees

For the three months ended March 31, 2025, $149, $340, and $489 of the total Special Fees allocable to the Company were used to offset Management Fees for Series I, Series II, and the Company, respectively. As of March 31, 2025, Series I, Series II, and the Company share of remaining special fees allocable for future management fee offset is $106, $296, and $402, respectively.

For the three months ended March 31, 2024, $37, $121, and $158 of the total Special Fees allocable to the Company were used to offset Management Fees for Series I, Series II and the Company, respectively. As of March 31, 2024, Series I, Series II and the Company share of remaining Special Fees allocable for future management fee offset was $244, $824, and $1,068, respectively.

Special Fees allocable to the Company used to offset Management Fees increased by $112, $219, and $331 for Series I, Series II, and the Company, respectively. Series I, Series II, and the Company share of the remaining Special Fees allocable for future management fee offset decreased by $138, $528, and $666, respectively.

Performance Fee

For the three months ended March 31, 2025, the Operating Manager earned Performance Fees of $289, $674, and $963 from Series I, Series II, and the Company, respectively.

For the three months ended March 31, 2024, the Operating Manager earned Performance Fees of $83, $287, and $370 from Series I, Series II and the Company, respectively.

Performance Fees earned by the Operating Manager increased by $206, $387 and $593 for Series I, Series II and the Company, respectively. The increase was due to an increase in the revenues from the Infrastructure Assets and Liquidity Portfolio.

Organizational and Offering Expenses

Series I, Series II, and the Company did not incur organizational expenses for the three months ended March 31, 2025 and 2024.

Offering expenses include registration fees and legal fees regarding the preparation of the Company’s registration statement on Form 10. Offering expenses are accounted for as deferred costs until operations begin. For the three months ended March 31, 2025, Series I, Series II, and the Company deferred offering expenses amortization were $36, $97, and $133, respectively. For the three months ended March 31, 2024, Series I, Series II, and the Company deferred offering expenses amortization were $25, $95, and $120, respectively. As of March 31, 2025, deferred offering expenses for Series I, Series II and the Company were $554, $1,380 and $1,934, respectively. As of December 31, 2024, Series I, Series II and the Company deferred offering expenses were $545, $1,522 and $2,067, respectively.

Deferred offering expenses amortization increased by $11, $2 and $13 for Series I, Series II and the Company, respectively.

Organizational and Offering Expenses are paid by the Operating Manager, subject to potential recoupment as described in “Note 5. Related Party Considerations to our financial statements in this Quarterly report on Form 10-Qs.”

Operating Expenses

Series I, Series II, and the Company incurred Operating Expenses of $647, $1,711, and $2,358, respectively, for the three months ended March 31, 2025. These expenses relate to general and administration expenses and directors’ fees.

Series I, Series II, and the Company incurred Operating Expenses of $426, $1,579, and $2,005, respectively, for the three months ended March 31, 2024. These expenses relate to general and administration expenses and director fees.

Operating expenses increased by $222, $132, and $354 for Series I, Series II and the Company, respectively. The increase was due to an increase in the net asset value and transaction activity.

Company Expense Support and Conditional Reimbursement of the Operating Manager

For the three months ended March 31, 2025, the Operating Manager elected to provide Expense Support of $117, $319, and $436 in connection with expenses incurred by Series I, Series II, and the Company, respectively.

For the three months ended March 31, 2024, the Operating Manager elected to provide an Expense Support of $312, $1,155, and $1,467 for expenses incurred by Series I, Series II, and the Company, respectively.

Expense Support decreased by $195, $836, and $1,031 for Series I, Series II and the Company, respectively. The decrease was due to an increase in the net asset value resulting in less Expense Support needed.

Income Taxes

For the three months ended March 31, 2025, Series I, Series II, and the Company had an income tax provision of $1,152, $2,417, and $3,569, respectively, comprising of U.S. federal and state taxes, which are based upon income, dividends, and gains earned.

For the three months ended March 31, 2024, Series I, Series II and the Company had an income tax provision of $320, $715, and $1,035, respectively, comprising of U.S. federal and state taxes, which are based upon income, dividends, and gains earned.

Income tax provision increase by $832, $1,702, and $2,534 for Series I, Series II and the Company, respectively. The increase was due to an increase in the revenue generated by the Infrastructure Assets and Liquidity Portfolio.

Net Asset Value

We calculate NAV per Share in accordance with valuation policies and procedures that have been approved by our Board. Our NAV per Share of each type of Share is the price at which we sell and repurchase our Shares. The following tables include the net asset value of outstanding Shares as of March 31, 2025. The following table provides a breakdown of the major components of our Net Asset Value as of March 31, 2025 and 2024 ($ in thousands, except shares):

Components of Net Asset Value	March 31, 2025	March 31, 2024
Investments and derivatives at fair value (1)	$926,926	$275,491
Cash and cash equivalents	189,459	97,585
Other assets	13,416	8,122
Distribution payable	(8,295)	(1,890)
Other liabilities	(24,030)	(7,101)
Accrued Performance Fee	(963)	(370)
Management fee payable	(4)	—

Net Asset Value	$1,096,509	$371,837

Number of outstanding shares	40,652,783	14,535,090

(1)	With respect to March 31, 2025 and 2024, at a cost of $881,987 and $271,775, respectively.

The following table provides a breakdown of our total Net Asset Value and our NAV per Share by type as of March 31, 2025 ($ in thousands, except shares and per share data):

Type	Monthly Net Asset Value	Number of Outstanding Shares	Net Asset Value per share
Series I
A-II Shares	$269,559	10,032,586	$26.87
F-I Shares	$34,747	1,304,300	$26.64
V Shares	$1	40	$25.00
E shares	$222	8,201	$27.06
I Shares	$9,071	338,637	$26.79
S shares	$3	110	$26.77
Series II
A-II Shares	$751,900	27,812,717	$27.03
F-I Shares	$29,254	1,091,521	$26.80
V Shares	$1	40	$25.00
E shares	$881	32,351	$27.23
I Shares	$867	32,170	$26.97
S shares	$3	110	$26.96

Total	1,096,509	40,652,783

Valuation Methodologies and Significant Inputs

The following table provides quantitative measures used to determine the fair values of our Level III investments as of March 31, 2025 ($ in thousands):

	March 31, 2025
Asset Type	Level III Fair Value	Valuation Technique	Unobservable Input	Input
Series I
Investments in Partnership Investment Vehicle	$85,904	Discounted Cash Flow	Discount Rate	15.00% - 15.10%
			Terminal Multiple	8.5x - 14.3x
		Transaction Price	N/A	N/A
Investments in Loans(3)	90,697	Discounted Cash Flow	Discount Rate	7.00% - 10.19%
		Transaction Price (1)	N/A	N/A
Investments in Warrants	1,169	Transaction Price	N/A	N/A

Total	$177,770

Series II
Investments in Partnership Investment Vehicle	$213,951	Discounted Cash Flow	Discount Rate	15.00% - 15.10%
			Terminal Multiple	8.5x - 14.3x
		Transaction Price	N/A	N/A
Investments in Loans(3)	225,886	Discounted Cash Flow	Discount Rate	7.00% - 10.19%
		Transaction Price (1)	N/A	N/A
Investments in Warrants	2,911	Transaction Price	N/A	N/A

Total	$442,748

Total
Investments in Partnership Investment Vehicle	$299,855	Discounted Cash Flow	Discount Rate	15.00% - 15.10%
			Terminal Multiple	8.5x - 14.3x
		Transaction Price	N/A	N/A
Investments in Loans(3)	316,583	Discounted Cash Flow	Discount Rate	7.00% - 10.19%
		Transaction Price (1)	N/A	N/A
Investments in Warrants	4,080	Transaction Price	N/A	N/A

Total	$620,518

(1)

The Investments in Loans valued at Transaction Price include certain loans held by the Company that, pursuant to their contractual terms, produce PIK income. PIK income computed at the contractual rate is accrued into income and reflected as a receivable up to the capitalization date. For the three months ended March 31, 2025, Series I, Series II, and the Company earned and capitalized PIK income on investments of $2,499, $6,223, and $8,722, respectively.

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

The Company enters into foreign currency forward contracts to hedge against foreign currency exchange rate risk on its non-U.S. dollar denominated securities or to facilitate settlement of foreign currency denominated Infrastructure Assets transactions. A foreign currency forward contract is an agreement between two parties to buy and sell a currency at a set price with delivery and settlement at a future date. The contract is marked-to-market monthly and the change in value is recorded by the Company as an unrealized gain or loss. When a foreign currency forward contract is closed, through either delivery or offset by entering into another foreign currency forward contract, the Company recognizes a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value of the contract at the time it was closed. Foreign currency forward contracts involve elements of market risk in excess of the amounts reflected on the Consolidated Statements of Assets and Liabilities. The Company’s primary risk related to hedging is the risk of an unfavorable change in the foreign exchange rate underlying the foreign currency forward contract. Risks may also arise upon entering into these contracts from the potential inability of the counterparties to meet the terms of their contracts.

As of March 31, 2025, total unrealized appreciation on foreign currency forward contracts of $95, $260, and $355 were recorded in the Consolidated Statements of Assets and Liabilities as an asset for Series I, Series II, and the Company, respectively. For the three months ended March 31, 2025, the change in net unrealized appreciation on foreign currency forward contracts was $95, $260 and $355, for Series I, Series II, and the Company, respectively. There were no foreign currency contracts held as of March 31, 2024.

Distributions

On March 31, 2025, the Company declared distributions on the following types of outstanding shares in the amounts per share set forth below. Distributions are paid in cash or reinvested in shares of the Company for shareholders participating in the Company’s distribution reinvestment plan:

Type	Three months ended March 31, 2025
Series I
A-II Shares	$0.2040
F-I Shares	0.2040
E Shares	0.2040
S Shares	0.2040
I Shares	0.2040
Series II
A-II Shares	$0.2040
F-I Shares	0.2040
E Shares	0.2040
S Shares	0.2040
I Shares	0.2040

Liquidity and Capital Resources

As of March 31, 2025, the Company had $189,459 in cash and cash equivalents, primarily the result from sales of our Shares.

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

Share Repurchases

For the three months ended March 31, 2025, the Company repurchased 25,696 Series I A-II Shares, 10,010 Series I F-I Shares, and 146,689 Series II A-II Shares of the Company’s equity securities for an aggregate purchase price of $4,897. We expect that the Company will continue to conduct quarterly Share repurchases (each, a “Share Repurchase”) for up to 5.0% of the aggregate NAV of our outstanding Investor Shares and E Shares of each Series (measured across both Series) at a price based on the NAV per Share as of the last business day of the quarter prior to the commencement of a Share Repurchase (the “Repurchase Plan”). The Company made Share Repurchases beginning in the second quarter of 2024. Due to tax considerations and other factors, the NAV between each Series will differ, and because of differential fees and other factors, NAV between Share type will differ, but all NAV calculations are expected to be based on the joint underlying economic interests of both Series in the Infrastructure Assets.

The company did not repurchase any Shares during the three months ended March 31,2024.

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

Cash Flows

The following table summarizes the changes to our cash flows for the three months ended March 31, 2025 and 2024 ($ in thousands):

Cash flows from:	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Operating activities	$(276,250)	$(131,196)
Financing activities	144,167	107,510

Net (decrease) in cash and cash equivalents	$(132,083)	$(23,686)

Cash used in operating activities

Our cash flow used in operating activities was $276,250 for the three months ended March 31, 2025, which primarily reflects the acquisition, sale and syndication of Infrastructure Assets. In addition, our net increase in net assets resulting from operations was $13,725 for the three months ended March 31, 2025, which reflects income from interest, realized gains and an increase in the value of our Infrastructure Assets and Liquidity Portfolio, partially offset by expenses and income taxes incurred.

Our cash flow used in operating activities was $131,196 for the three months ended March 31, 2024, which mostly relates to the acquisition of Infrastructure Assets. Our net increase in net assets resulting from operations was $5,929 for the three months ended March 31, 2024, which reflects income interest, realized gains and an increase in the value of our Infrastructure Assets and Liquidity Portfolio, partially offset by expenses and income taxes incurred.

Cash provided by financing activities

Our cash flow provided by financing activities was $144,167 for the three months ended March 31, 2025, which primarily reflects the gross proceeds from the sale of Shares pursuant to our Private Offering, repurchase of shares and distributions to investors.

Our cash flow provided by financing activities was $107,510 for the three months ended March 31, 2024, which reflects the gross proceeds from the sale of Shares pursuant to our Private Offering.

Critical Accounting Estimates

Below is a discussion of the accounting policies that management considers critical. We consider these policies critical because they involve significant judgments and assumptions and require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. Our accounting policies have been established to conform with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of the financial statements in accordance with U.S. GAAP requires management to use judgments in the application of such policies. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Valuation Guidelines

The Company’s Infrastructure Assets are valued at fair value in a manner consistent with U.S. GAAP, including Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure (“ASC Topic 820”), issued by the Financial Accounting Standards Board. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Contractual Obligations

See “Note 7. Commitments and Contingencies” to our financial statements in this Quarterly Report on Form 10-Q for our contractual obligations and commitments with payments due subsequent to March 31, 2025.

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

Changes in Fair Value

All of our Infrastructure Assets as of March 31, 2025, are reported at fair value. Net changes in the fair value of Infrastructure Assets impact the net increase or decrease in net assets resulting from operations in our Consolidated Statements of Operations. Based on Infrastructure Assets held as of March 31, 2025, we estimate that an immediate 10% increase or decrease in the fair value of Infrastructure Assets generally would result in a commensurate change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the Infrastructure Asset was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Based on the fair value of Infrastructure Assets as of March 31, 2025, we estimate that an immediate, hypothetical 10% increase or decline in the fair value of Infrastructure Assets would result in an increase or decline, respectively, in net assets resulting from operations of $92,657, if not offset by other factors.

Exchange Rate Risk

We hold Infrastructure Assets denominated in currencies other than the U.S. dollar. Those Infrastructure Assets expose us to the risk that the value of the Infrastructure Assets will be affected by changes in exchange rates between the currency in which the Infrastructure Assets are denominated and the currency in which the Infrastructure Assets are made. Our policy is to reduce these risks by employing hedging techniques, including using foreign currency options and foreign exchange forward contracts to reduce exposure to future changes in exchange rates.

Our primary exposure to exchange rate risk relates to movements in the value of exchange rates between the U.S. dollar and other currencies in which our Infrastructure Assets are denominated, net of the impact of foreign exchange hedging strategies.

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

Additionally, with respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt acquisitions to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our debt acquisitions to increase. As of March 31, 2025, we had no indebtedness.

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

Part II. Other Information
Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2025, we were not involved in any material legal proceedings.
Item 1A. Risk Factors
For information regarding the risk factors that could affect the Company’s business, operating results, financial condition and liquidity, see the information under “
Part I, Item 1A. Risk Factors
” in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2024. There have been no material changes to the risk factors previously disclosed in such filing.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2025, the Company repurchased Shares in the following amounts:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2025 to January 31, 2025	—	$—	—	—
February 1, 2025 to February 28, 2025 (1)(2)	182,395	$26.84	182,395	—
March 1, 2025 to March 31, 2025	—	$—	—	—

Total	182,395	$26.84	$182,395	—

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

(2)
The Shares listed above were repurchased on February 1
0
, 2025. See “Part II, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Share Repurchases” in this Quarterly Report on Form
10-Q
for a discussion of the Company’s share repurchases for applicable share classes during the quarter ended March 31, 2025.

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

APOLLO INFRASTRUCTURE COMPANY LLC

/s/ Yvette Novo
Date: May 15, 2025	Chief Financial Officer
(Principal Financial Officer)