Form 10-Q
period 2025-06-30
Apollo Infrastructure Co LLC
filed 2025-08-14
CIK 1971381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025, the registrant had, (i) with respect to Series I limited liability company interests, 40 V Shares, 11,591,671 A-II Shares, 8,423 E Shares, 2,770,148 F-I Shares, 110 S Shares and 1,072,124 I Shares and (ii) with respect to Series II limited liability company interests, 40 V Shares, 34,044,280 A-II Shares, 42,523 E Shares, 2,138,304 F-I Shares, 110 S Shares and 231,374 I Shares outstanding.

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

Part I. Financial Information

Item 1. Financial Information

Apollo Infrastructure Company LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	as of June 30, 2025 (Unaudited)			as of December 31, 2024
	Series I	Series II	Total	Series I	Series II	Total
Assets
Investments at fair value (cost at June 30, 2025 of $268,214; $629,400; $897,614; and at December 31, 2024 of $156,833; $436,817; $593,650; respectively)	$279,314	$661,305	$940,619	$166,652	$465,253	$631,905
Cash and cash equivalents	123,709	294,564	418,273	84,681	236,861	321,542
Prepaid expenses and other assets	2,488	5,737	8,225	1,766	5,134	6,900
Deferred offering expenses	535	1,266	1,801	545	1,522	2,067
Due from Operating Manager	2,475	5,860	8,335	2,083	5,817	7,900
Total assets	$408,521	$968,732	$1,377,253	$255,727	$714,587	$970,314
Liabilities
Derivative liabilities at fair value (cost at June 30, 2025 of $0; $0; $0; respectively)	$520	$1,315	$1,835	-	-	-
Management fee payable	211	412	623	117	303	420
Accrued performance fee payable	706	1,550	2,256	982	2,721	3,703
Distribution payable	3,014	7,092	10,106	1,863	5,181	7,044
Deferred taxes liability	2,420	5,012	7,432	2,299	5,455	7,754
Other accrued expenses and liabilities	3,163	6,979	10,142	870	2,467	3,337
Due to Operating Manager	2,475	5,860	8,335	2,047	5,713	7,760
Notes Payable	214	214	428	-	-	-
Total liabilities	$12,723	$28,434	$41,157	$8,178	$21,840	$30,018
Commitments and contingencies (Note 7)
Total net assets	$395,798	$940,298	$1,336,096	$247,549	$692,747	$940,296

Net assets are comprised of:
A-II Shares, at June 30, 2025; Series I: 11,209,721; Series II: 33,078,517; and Total: 44,288,238 and at December 31, 2024; Series I: 8,109,427; Series II: 24,755,955; and Total: 32,865,382, shares authorized, issued and outstanding; respectively	$303,173	$901,578	$1,204,751	$216,781	$665,553	$882,334
F-I Shares, at June 30, 2025; Series I: 2,423,742; Series II: 1,175,793; and Total: 3,599,535, and at December 31, 2024; Series I: 1,154,705; Series II: 999,415; and Total: 2,154,120, shares authorized, issued and outstanding; respectively	64,867	31,708	96,575	30,652	26,678	57,330
E Shares, at June 30, 2025; Series I: 8,262; Series II: 41,902; and Total: 50,164 and at December 31, 2024; Series I: 4,262; Series II: 19,052; and Total: 23,314, shares authorized, issued and outstanding; respectively	225	1,153	1,378	115	515	630
V Shares, at June 30, 2025 Series I: 40; Series II: 40; and Total: 80, and at December 31, 2024; Series I: 40; Series II: 40; and Total: 80, shares authorized issued and outstanding; respectively	1	1	2	1	1	2
I Shares at June 30, 2025; Series I: 1,024,151; Series II: 215,940 ; and Total: 1,240,091 shares authorized, issued and outstanding; respectively	27,529	5,855	33,384	-	-	-
S Shares at June 30, 2025; Series I: 110 ; Series II: 110; and Total: 220 shares authorized, issued and outstanding; respectively	3	3	6	-	-	-
Total net assets	$395,798	$940,298	$1,336,096	$247,549	$692,747	$940,296

	as of June 30, 2025 (Unaudited)			as of December 31, 2024
	Series I	Series II	Total	Series I	Series II	Total
Net asset value per share
A-II Shares:
Net assets	$303,173	$901,578	$1,204,751	$216,781	$665,553	$882,334
Shares outstanding	11,209,721	33,078,517	44,288,238	8,109,427	24,755,955	32,865,382
Net asset value per share	$27.05	$27.26	$27.20	26.73	$26.88	$26.85
F-I Shares:
Net assets	$64,867	$31,708	$96,575	$30,652	$26,678	$57,330
Shares outstanding	2,423,742	1,175,793	3,599,535	1,154,705	999,415	2,154,120
Net asset value per share	$26.76	$26.97	$26.83	26.55	$26.69	$26.61
E Shares:
Net assets	$225	$1,153	$1,378	$115	$515	$630
Shares outstanding	8,262	41,902	50,164	4,262	19,052	23,314
Net asset value per share	$27.29	$27.50	$27.47	26.88	$27.03	$27.00
V Shares:
Net assets	$1	$1	$2	$1	$1	$2
Shares outstanding	40	40	80	40	40	80
Net asset value per share	$25.00	$25.00	$25.00	25.00	$25.00	$25.00
I Shares:
Net assets	$27,529	$5,855	$33,384	$-	$-	$-
Shares outstanding	1,024,151	215,940	1,240,091	-	-	-
Net asset value per share	$26.88	$27.11	$26.92	-	$-	$-
S Shares:
Net assets	$3	$3	$6	$-	$-	$-
Shares outstanding	110	110	220	-	-	-
Net asset value per share	$26.87	$27.09	$26.98	-	$-	$-

See notes to consolidated financial statements

Apollo Infrastructure Company LLC

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended June 30, 2025 (Unaudited)			For the Six Months Ended June 30, 2025 (Unaudited)			For the Three Months Ended June 30, 2024 (Unaudited)			For the Six Months Ended June 30, 2024 (Unaudited)
	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Investment income
Interest Income	$4,403	$10,599	$15,002	$8,498	$21,037	$29,535	$2,550	$7,570	$10,120	$3,687	$11,680	$15,367
Dividend Income	1,198	2,915	4,113	1,198	2,915	4,113	-	-	-	-	-	-
Total investment income	$5,601	$13,514	$19,115	$9,696	$23,952	$33,648	$2,550	$7,570	$10,120	$3,687	$11,680	$15,367

Expenses
General and administration expenses	$627	$1,520	$2,147	$1,233	$3,120	$4,353	$498	$1,486	$1,984	$908	$3,003	$3,911
Directors fees	45	111	156	87	222	309	22	68	90	38	130	168
Deferred offering expenses amortization	38	95	133	74	192	266	33	97	130	58	192	250
Management fees, net	452	891	1,343	713	1,538	2,251	-	-	-	54	210	264
Performance fees	418	876	1,294	707	1,550	2,257	186	532	718	269	819	1,088
Total expenses	$1,580	$3,493	$5,073	$2,814	$6,622	$9,436	$739	$2,183	$2,922	$1,327	$4,354	$5,681
Less: Expense support from Operating Manager	-	-	-	(117)	(319)	(436)	(320)	(955)	(1,275)	(632)	(2,110)	(2,742)
Net expenses	$1,580	$3,493	$5,073	$2,697	$6,303	$9,000	$419	$1,228	$1,647	$695	$2,244	$2,939
Net investment income before taxes	$4,021	$10,021	$14,042	$6,999	$17,649	$24,648	$2,131	$6,342	$8,473	$2,992	$9,436	$12,428
Provision for (benefit from) income taxes	1,389	1,823	3,212	2,541	4,240	6,781	830	2,234	3,064	1,150	2,949	4,099
Net investment income	$2,632	$8,198	$10,830	$4,458	$13,409	$17,867	$1,301	$4,108	$5,409	$1,842	$6,487	$8,329
Net realized and unrealized gain/(loss)
Net realized gain/(loss) from investments	3,682	8,746	12,428	3,683	8,749	12,432	$-	$-	$-	$-	$-	$-
Net change in unrealized appreciation/(depreciation) from investments	(518)	(1,060)	(1,578)	1,281	3,470	4,751	1,276	3,714	4,990	1,946	6,053	7,999
Net change in unrealized appreciation/(depreciation) from derivatives	(615)	(1,575)	(2,190)	(520)	(1,315)	(1,835)	-	-	-	-	-	-
Net realized and unrealized gain/(loss)	$2,549	$6,111	$8,660	$4,444	$10,904	$15,348	$1,276	$3,714	$4,990	$1,946	$6,053	$7,999

Net increase (decrease) in net assets resulting from operations	$5,181	$14,309	$19,490	$8,902	$24,313	$33,215	$2,577	$7,822	$10,399	$3,788	$12,540	$16,328

See notes to consolidated financial statements

Apollo Infrastructure Company LLC

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended June 30, 2025 (Unaudited)			For the Six Months Ended June 30, 2025 (Unaudited)			For the Three Months Ended June 30, 2024 (Unaudited)			For the Six Months Ended June 30, 2024 (Unaudited)
	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Operations
Net investment income	$2,632	$8,198	$10,830	$4,458	$13,409	$17,867	$1,301	$4,108	$5,409	$1,842	$6,487	$8,329
Net realized gain/(loss) from investments	3,682	8,746	12,428	3,683	8,749	12,432	-	-	-	-	-	-
Net change in unrealized appreciation/(depreciation) from investments	(518)	(1,060)	(1,578)	1,281	3,470	4,751	1,276	3,714	4,990	1,946	6,053	7,999
Net change in unrealized appreciation/(depreciation) from derivatives	(615)	(1,575)	(2,190)	(520)	(1,315)	(1,835)	-	-	-	-	-	-
Net increase (decrease) in net assets resulting from operations	$5,181	$14,309	$19,490	$8,902	$24,313	$33,215	$2,577	$7,822	$10,399	$3,788	$12,540	$16,328

Distributions
A-II Shares:	$(2,304)	$(6,798)	$(9,102)	$(4,351)	$(12,472)	$(16,823)	$(783)	$(2,385)	$(3,168)	$(1,200)	$(3,834)	$(5,034)
F-I Shares:	(498)	(242)	(740)	(764)	(465)	(1,229)	(41)	(19)	(60)	(57)	(27)	(84)
E Shares:	(2)	(8)	(10)	(4)	(15)	(19)	-	(1)	(1)	-	(1)	(1)
I Shares:	(210)	(44)	(254)	(279)	(51)	(330)	-		-	-	-	-
S Shares:	-	-	-	-	-	-	-	-	-	-	-	-
Net increase (decrease) in net assets resulting from distributions	$(3,014)	$(7,092)	$(10,106)	$(5,398)	$(13,003)	$(18,401)	$(824)	$(2,405)	$(3,229)	$(1,257)	$(3,862)	$(5,119)

Capital Share Transaction
A-II Shares:
Consideration from issuance of shares	$32,737	$144,134	$176,871	$84,963	$229,699	$314,662	$41,576	$91,634	$133,210	$75,977	$159,542	$235,519
Reinvestment of distributions	137	786	923	160	1,540	1,700	-	264	264	-	264	264
Repurchases of shares	(1,156)	(2,238)	(3,394)	(1,843)	(6,182)	(8,025)	-	(102)	(102)	-	(102)	$(102)
F-I Shares:
Consideration from issuance of shares	$30,585	$2,083	$32,668	$34,763	$4,381	$39,144	$3,299	$1,385	$4,684	$6,445	$2,940	$9,385
Reinvestment of distributions	85	181	266	149	343	492	3	3	6	3	3	6
Repurchases of shares	(762)	-	(762)	(1,028)	-	(1,028)	-	-	-	-	-	-
E Shares:
Consideration from issuance of shares	$-	$279	$279	$105	$637	$742	$75	$170	$245	$75	$170	$245
Reinvestment of distributions	2	6	8	3	9	12	-	-	-	-	-	-
Repurchases of shares	-	(22)	(22)	-	(22)	(22)	-	-	-	-	-	-
I Shares:
Consideration from issuance of shares	$18,342	$4,960	$23,302	$27,412	$5,827	$33,239	$-	$-	$-	$-	$-	$-
Reinvestment of distributions	58	6	64	58	6	64	-	-	-	-	-	-
Repurchases of shares	-	-	-	-	-	-	-	-	-	-	-	-
S Shares:
Consideration from issuance of shares	$-	$-	$-	$3	$3	$6	$-	$-	$-	$-	$-	$-
Reinvestment of distributions	-	-	-	-	-	-	-	-	-	-	-	-
Repurchases of shares	-	-	-	-	-	-	-	-	-	-	-	-
V Shares:
Consideration from issuance of shares	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Net increase (decrease) in capital share transaction	$80,028	$150,175	$230,203	$144,745	$236,241	$380,986	$44,953	$93,354	$138,307	$82,500	$162,817	$245,317

Net Assets
Total increase (decrease) in net assets during the period	$82,195	$157,392	$239,587	$148,249	$247,551	$395,800	$46,706	$98,771	$145,477	$85,031	$171,495	$256,526
Net assets at beginning of period	313,603	782,906	1,096,509	247,549	692,747	940,296	85,067	286,770	371,837	46,742	214,046	260,788
Net assets at end of period	$395,798	$940,298	$1,336,096	$395,798	$940,298	$1,336,096	$131,773	$385,541	$517,314	$131,773	$385,541	$517,314

See notes to consolidated financial statements

Apollo Infrastructure Company LLC

Consolidated Statements of Cash Flows (Unaudited)

(in thousands, except share and per share data)

	For the Six Months Ended June 30, 2025 (unaudited)			For the Six Months Ended June 30, 2024 (unaudited)
	Series I	Series II	Total	Series I	Series II	Total
Operating activities
Net increase/(decrease) in net assets resulting from operations	$8,902	$24,313	$33,215	$3,788	$12,540	$16,328
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash used in operating activities:
Amortization of restricted stock shares	29	75	104	3	9	12
Net change in unrealized (appreciation)/depreciation from investments	(1,281)	(3,470)	(4,751)	(1,946)	(6,053)	(7,999)
Net change in unrealized appreciation/(depreciation) from derivatives	520	1,315	1,835	-	-	-
Payment-in-kind interest capitalized	(3,553)	(8,849)	(12,402)	(1,441)	(4,513)	(5,954)
Payment-in-kind warrants received	-	-	-	(388)	(1,136)	(1,524)
Acquisition of Infrastructure Assets, net of rebalancing transaction of $25,174 to Series I and $(25,174) to Series II	(154,014)	(295,939)	(449,953)	(64,613)	(207,499)	(272,112)
Proceeds from sale/syndication of Infrastructure Assets	46,186	112,206	158,392	-	-	-
Deferred offering expenses amortization	74	192	266	58	192	250
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid expenses and other assets, excluding restricted cash(1)	(341)	292	(49)	(140)	(835)	(975)
(Increase)/decrease in deferred offering expenses	(64)	64	-	(34)	(101)	(135)
(Increase)/decrease in due from Operating Manager	(392)	(43)	(435)	(632)	(2,110)	(2,742)
(Decrease)/increase in management fee payable	94	109	203	(32)	(145)	(177)
(Decrease)/increase in accrued performance fees	(276)	(1,171)	(1,447)	242	694	936
(Decrease)/increase in organization expenses payable	-	-	-	(12)	(67)	(79)
(Decrease)/increase in deferred taxes liability	121	(443)	(322)	-	-	-
(Decrease)/increase in other accrued expenses and liabilities	2,293	4,512	6,805	857	2,603	3,460
(Decrease)/increase in due to Operating Manager	428	147	575	566	1,783	2,349
Net cash used in operating activities	$(101,274)	$(166,690)	$(267,964)	$(63,724)	$(204,638)	$(268,362)
Financing activities
Proceeds from issuance of shares	147,246	240,547	387,793	82,997	162,652	245,649
Note Borrowings	214	214	428	-	-	-
Payment on repurchases of shares	(2,871)	(6,204)	(9,075)	-	(102)	(102)
Distribution	(3,877)	(9,194)	(13,071)	(430)	(1,190)	(1,620)
Net cash provided by financing activities	$140,712	$225,363	$366,075	$82,567	$161,360	$243,927

Cash and cash equivalents
Net increase in cash and cash equivalents	39,438	58,673	98,111	18,843	(43,278)	(24,435)
Cash and cash equivalents at beginning of period	84,681	236,861	321,542	21,575	99,696	121,271
Cash, Cash equivalents and restricted cash at end of period(1)	$124,119	$295,534	$419,653	$40,418	$56,418	$96,836

Supplemental disclosure of cash flow information:
Income taxes paid	$643	$1,310	$1,953	$661	$1,361	$2,022
Payment-in-kind income	$3,553	$8,849	$12,402	$1,829	$5,649	$7,478
Noncash financing activities not included - distribution payable	$3,014	$7,092	$10,106	$824	$2,405	$3,229
Noncash financing activities not included - reinvestment of distribution	$370	$1,898	$2,268	$3	$267	$270

(1) Included in Cash, cash equivalents and restricted cash at the end of period are $410, $970 and $1,380 for Series I, Series II and total Company respectively, of restricted cash posted as collateral, which are included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities.

See notes to consolidated financial statements

Apollo Infrastructure Company LLC

Condensed Consolidated Schedules of Investments (Unaudited)

June 30, 2025

(in thousands, except share and per share data)

Description	Country	Industry/Type	Principal Amount or Number of Shares	Fair Value	Fair Value as a Percentage of Net Assets(1)
Series I
Investments in Partnership Investment Vehicle:(2)
Other Infrastructure Assets	United States	Power & Utilities		$52,790	13.3%
Novus Holdings Parent, L.P.	United States	Transportation		32,693	8.3%
AIC 3-Z Subsidiary, LLC(3)	United States	Various		32,403	8.2%
AP Hercules Aggregator SCSp(4)	Norway	Transportation		25,220	6.4%
CN Jackalope Holdings, LLC(5)	United States	Power & Utilities		23,575	6.0%
Other Infrastructure Assets	United States	Transportation		20,433	5.2%
Other Infrastructure Assets	Canada	Social		16,239	4.1%
Total Investments in Partnership Investment Vehicle (Cost of $192,330)				$203,353	51.5%

Investments in Loans:
Other Infrastructure Assets	United States	Power & Utilities		$42,955	10.9%
Other Infrastructure Assets	United States	Digital		32,000	8.1%
Other Infrastructure Assets	Various	Digital		1,006	0.3%
Total Investments in Loans (Cost of $75,884)				$75,961	19.3%

Total Investments Series I (Cost of $268,214)				$279,314	70.8%

Derivative Liabilities:
Foreign Currency Contracts(6)	United States	USD/CAD Forward		$(520)	-0.1%
Total Derivatives Liabilities (Cost of $-)				$(520)	-0.1%

Total Investments and Derivative Liabilities - Series I (Cost of $268,214)				$278,794	70.7%
Series II
Investments in Partnership Investment Vehicle:(2)
Other Infrastructure Assets	United States	Power & Utilities		$124,987	13.3%
Novus Holdings Parent, L.P.	United States	Transportation		77,405	8.2%
AIC 3-Z Subsidiary, LLC(3)	United States	Various		76,718	8.2%
AP Hercules Aggregator SCSp(4)	Norway	Transportation		59,710	6.4%
CN Jackalope Holdings, LLC(5)	United States	Power & Utilities		55,817	5.9%
Other Infrastructure Assets	United States	Transportation		48,374	5.1%
Other Infrastructure Assets	Canada	Social		38,447	4.1%
Total Investments in Partnership Investment Vehicle (Cost of $451,848)				$481,458	51.2%

Investments in Loans:
Other Infrastructure Assets	United States	Power & Utilities		$101,702	10.8%
Other Infrastructure Assets	United States	Digital		75,763	8.1%
Other Infrastructure Assets	Various	Digital		2,382	0.3%
Total Investments in Loans (Cost of $177,552)				$179,847	19.2%

Total Investments Series II (Cost of $629,400)				$661,305	70.4%

Derivative Liabilities:
Foreign Currency Contracts(6)	United States	USD/CAD Forward		$(1,315)	-0.1%
Total Derivatives Liabilities (Cost of $-)				$(1,315)	-0.1%

Total Investments and Derivative Liabilities - Series II (Cost of $629,400)				$659,990	70.3%

Description	Country	Industry/Type	Principal Amount or Number of Shares	Fair Value	Fair Value as a Percentage of Net Assets(1)
Total
Investments in Partnership Investment Vehicle:(2)
Other Infrastructure Assets	United States	Power & Utilities		$177,777	13.3%
Novus Holdings Parent, L.P.	United States	Transportation		110,098	8.2%
AIC 3-Z Subsidiary, LLC(3)	United States	Various		109,121	8.2%
AP Hercules Aggregator SCSp(4)	Norway	Transportation		84,930	6.4%
CN Jackalope Holdings, LLC(5)	United States	Power & Utilities		79,392	5.9%
Other Infrastructure Assets	United States	Transportation		68,807	5.1%
Other Infrastructure Assets	Canada	Social		54,686	4.1%
Total Investments in Partnership Investment Vehicle (Cost of $644,178)				$684,811	51.2%

Investments in Loans:
Other Infrastructure Assets	United States	Power & Utilities		$144,657	10.8%
Other Infrastructure Assets	United States	Digital		107,763	8.1%
Other Infrastructure Assets	Various	Digital		3,388	0.3%
Total Investments in Loans (Cost of $253,436)				$255,808	19.2%

Total Investments (Cost of $897,614)				$940,619	70.4%

Derivative Liabilities:
Foreign Currency Contracts(6)	United States	USD/CAD Forward		$(1,835)	-0.1%
Total Derivatives Liabilities (Cost of $-)				$(1,835)	-0.1%

Total Investments and Derivative Liabilities (Cost of $897,614)				$938,784	70.3%

(1)
Fair Value as a percentage of Net Assets shown as a percentage of Net Assets of the respective Series. Numbers may not add due to rounding.
(2)
Partnership investment vehicle includes investments in both limited partnerships and limited liability companies.
(3)
Represents an investment in an affiliated entity of the Company.
(4)
Series I, Series II and the Company indirectly own 25,121,682, 59,478,318, and 84,600,000 units, respectively, in AP Hercules UK Ltd , an investment in the Transportation industry in the Norway. The fair value of Series I, Series II and the Company investment in units of AP Hercules UK Ltd were $25,720, $60,896 and $86,616 , respectively, and the percentage of Net Asset Value of Series I, Series II, and the Company for each investment was 6.4%.
(5)
Series I, Series II and the Company indirectly own 10,461,860, 24,769,594, and 35,231,454 Series A-2 units, respectively, in CN Jackalope Holdings, LLC, an investment in the Power & Utilities industry in the United States. The fair value of Series I, Series II and the Company investment in Series A-2 units of CN Jackalope Holdings, LLC were $10,396, $24,616 and $35,013, respectively, and the percentage of Net Asset Value of Series I, Series II, and the Company for each investment was 2.6%. Series I, Series II and the Company indirectly own 13,293,867, 31,474,679, and 44,768,546 Series A-3 units, respectively, in CN Jackalope Holdings, LLC. The fair value of Series I, Series II and the Company investment in CN Jackalope Holdings, LLC were $13,179, $31,202 and $44,380, respectively, and the percentage of Net Asset Value of Series I, Series II, and the Company for each investment was 3.3%.
(6)
Foreign Currency Contracts includes two forward exchange contracts entered into for Canadian dollar exposures maturing on September 17, 2025 and September 28, 2029.

See notes to consolidated financial statements.

Apollo Infrastructure Company LLC

Condensed Consolidated Schedules of Investments

December 31, 2024

(in thousands, except share and per share data)

Description	Country	Industry	Principal Amount or Number of Shares	Fair Value	Fair Value as a Percentage of Net Assets(1)
Series I
Investments in Partnership Investment Vehicle:(2)
AP Tosca Holdings, L.P.(3)	United States	Power & Utilities		$17,370	7.0%
Novus Holdings Parent, L.P.	United States	Transportation		25,902	10.5%
AIC 3-Z Subsidiary, LLC(4)	United States	Various		22,938	9.3%
Other Infrastructure Assets	United States	Power & Utilities		12,879	5.2%
Other Infrastructure Assets	United States	Transportation		6,605	2.7%
Total Investments in Partnership Investment Vehicle (Cost of $80,518)				$85,694	34.7%

Investments in Loans:
Yondr Capital LP- 15.75%-17.75% 06/27/29	Various	Digital	$22,963,616	$26,279	10.6%
Other Infrastructure Assets	United States	Power & Utilities		33,170	13.4%
Other Infrastructure Assets	United States	Communications		20,433	8.3%
Total Investments in Loans (Cost of $75,893)				$79,882	32.3%

Investments in Warrants:
Yondr Capital LP	Various	Digital		$1,076	0.4%
Total Investments in Warrants (Cost of $422)				$1,076	0.4%

Total Investments - Series I (Cost of $156,833)				$166,652	67.4%

Series II
Investments in Partnership Investment Vehicle:(2)
AP Tosca Holdings, L.P.(3)	United States	Power & Utilities		$48,492	7.0%
Novus Holdings Parent, L.P.	United States	Transportation		72,314	10.4%
AIC 3-Z Subsidiary, LLC(4)	United States	Various		64,037	9.2%
Other Infrastructure Assets	United States	Power & Utilities		35,955	5.2%
Other Infrastructure Assets	United States	Transportation		18,441	2.7%
Total Investments in Partnership Investment Vehicle (Cost of $224,145)				$239,239	34.5%

Investments in Loans:
Yondr Capital LP- 15.75%-17.75% 06/27/29	Various	Digital	$64,109,233	$73,366	10.6%
Other Infrastructure Assets	United States	Power & Utilities		92,599	13.4%
Other Infrastructure Assets	United States	Digital		57,045	8.2%
Total Investments in Loans (Cost of $211,570)				$223,010	32.2%

Investments in Warrants:
Yondr Capital LP	Various	Digital		$3,004	0.4%
Total Investments in Warrants (Cost of $1,102)				$3,004	0.4%

Total Investments - Series II (Cost of $436,817)				$465,253	67.1%

Total
Investments in Partnership Investment Vehicle:(2)
AP Tosca Holdings, L.P.(3)	United States	Power & Utilities		$65,862	7.0%
Novus Holdings Parent, L.P.	United States	Transportation		98,216	10.4%
AIC 3-Z Subsidiary, LLC(4)	United States	Various		86,975	9.2%
Other Infrastructure Assets	United States	Power & Utilities		48,834	5.2%
Other Infrastructure Assets	United States	Transportation		25,046	2.7%

Description	Country	Industry	Principal Amount or Number of Shares	Fair Value	Fair Value as a Percentage of Net Assets(1)
Total Investments in Partnership Investment Vehicle (Cost of $304,663)				$324,933	34.5%

Investments in Loans:
Yondr Capital LP- 15.75%-17.75% 06/27/29	Various	Digital	$87,072,849	$99,645	10.6%
Other Infrastructure Assets	United States	Power & Utilities		125,769	13.4%
Other Infrastructure Assets	United States	Digital		77,478	8.2%
Total Investments in Loans (Cost of $287,463)				$302,892	32.2%

Investments in Warrants:
Yondr Capital LP	Various	Digital		$4,080	0.4%
Total Investments in Warrants (Cost of $1,524)				$4,080	0.4%

Total Investments (Cost of $593,650)				$631,905	67.1%

(1)
Fair Value as a percentage of Net Assets shown as a percentage of Net Assets of the respective Series. Numbers may not add due to rounding.
(2)
Partnership investment vehicle includes investments in both limited partnerships and limited liability companies.
(3)
Series I, Series II and the Company indirectly own 42,724,063, 119,275,937, and 162,000,000 Series A units, respectively, in Tosca Holdco, LLC an investment in the Power & Utilities industry in the United States. The fair value of Series I, Series II and the Company investment in Series A units of Tosca Holdco, LLC were $19,636, $54,819 and $74,455, respectively, and the percentage of Net Asset Value of Series I, Series II, and the Company for each investment was 7.9%. Series I, Series II and the Company indirectly own 11,604,066, 32,395,934, and 44,000,000 Series B units, respectively, in Tosca Holdco LLC. The fair value of Series I, Series II and the Company investment in Series B units of Tosca Holdco, LLC were $5,333, $14,889 and $20,222, respectively, and the percentage of Net Asset Value of Series I, Series II, and the Company for each investment was 2.2%.
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

2.
Summary of Significant Accounting Policies

Basis of Accounting – The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in United States dollars, which is the Company’s functional currency. The Company’s fiscal year end is December 31.The Company’s consolidated financial statements are prepared using the accounting and reporting guidance under Financial Accounting Standards Board Accounting Standards Codification (ASC) 946, Financial Services – Investment Companies.

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

Cash and Cash Equivalents – As of June 30, 2025 and December 31, 2024, cash and cash equivalents were comprised of cash and fundings into money market funds sponsored by a U.S. financial institution. As of June 30, 2025, Series I, Series II, and the Company held $123,709, $294,564, and $418,273, respectively, in money market funds, all of which were held in the Goldman Sachs Financial Square Government Fund. As of December 31, 2024, Series I, Series II, and the Company held $84,681, $236,861 and $321,542, respectively, in money market funds, all of which were held in the Goldman Sachs Financial Square Government Fund.

Organizational and Offering Expenses – Organizational expenses are expensed as incurred. Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business.

Offering expenses include registration fees and legal fees regarding the preparation of the Company’s registration statement on Form 10. Offering expenses are accounted for as deferred costs until operations begin. For the three months ended June 30, 2025, Series I, Series II, and the Company deferred offering expenses amortization were $38, $95, and $133, respectively. For the six months ended June 30, 2025, Series I, Series II, and the Company deferred offering expenses amortization were $74, $192, and $266, respectively. For the three months ended June 30, 2024, Series I, Series II, and the Company deferred offering expenses amortization were $33, $97, and $130, respectively. For the six months ended June 30, 2024, Series I, Series II, and the Company deferred offering expenses amortization were $58, $192, and $250, respectively.

As of June 30, 2025, deferred offering expenses for Series I, Series II and the Company were $535, $1,266 and $1,801, respectively. As of December 31, 2024, Series I, Series II and the Company deferred offering expenses were $545, $1,522 and $2,067, respectively.

The Operating Manager may elect to provide expense support for certain organization and offering expenses which is subject to potential recoupment as described in Note 5 Related Party Considerations.

Investment Income – The Company records dividend income and accrues interest income pursuant to the terms of the respective Infrastructure Asset, unless, in the case of dividend income, the Company determines that the Infrastructure Asset does not have positive earnings in which case such dividend income is treated as a return of capital. Payment-in-Kind (PIK) interest is accrued monthly on PIK fixed income securities in accordance with the contractual terms of those Infrastructure Assets. In the case of proceeds received from investments in a partnership investment vehicle and limited partnerships, the Company determines the character of such proceeds and record any interest income, dividend income, realized gains or returns of capital accordingly. For the three and six months ended June 30, 2025 and 2024, investment income was comprised of interest and dividend income from Infrastructure Assets and cash and cash equivalents.

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

The Company enters into foreign currency forward contracts to reduce the Company’s exposure to fluctuations in the fair value of foreign currencies to manage foreign currency risk. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Depending on the nature of the balance, the fair value of foreign currency forward contracts are recorded within derivative assets, at fair value or derivative liabilities, at fair value on the Consolidated Statements of Assets and Liabilities. The Company has elected not to offset assets and liabilities in the Consolidated Statements of Assets and Liabilities that may be received or paid as part of collateral arrangements. Any cash collateral amounts posted to or received from the counterparty to cover collateral obligations under the terms of the foreign currency forward contracts are included in prepaid expenses and other assets or other accrued expenses and liabilities, respectively, on the Company’s Consolidated Statements of Assets and Liabilities. As of June 30, 2025, Series I, Series II and the Company had foreign currency contracts with a notional amount of $18,188, $43,063 and $61,251, respectively. As of June 30, 2025, Series I, Series II and the Company had derivative liabilities of $520, $1,315 and $1,835 with posted cash collateral to counterparties in amounts of $410, $970 and $1,380, respectively, resulting in net derivative liabilities of $110, $345 and $455, respectively. As of June 30, 2024, the Company did not enter into any foreign currency forward contracts. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company recognizes its foreign currency forward contracts at fair value with changes included in the net change in unrealized appreciation/(depreciation) from derivatives on the Consolidated Statements of Operations.

Income Taxes – Series I elected to be taxed as a corporation for U.S. federal income tax purposes. Series I is liable for income taxes, if any, on its net taxable income.

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

Both Series I and Series II recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. Both Series I and Series II review and evaluate tax positions in their major jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition. The reserve for uncertain tax positions is recorded in other accrued expenses and liabilities, as applicable, in the accompanying Consolidated Statements of Assets and Liabilities. Based on this review, both Series I and Series II have determined the major tax jurisdictions to be where both Series I and Series II are organized, where both Series I and Series II hold interests in Infrastructure Assets, and where the Operating Manager is located; however, no reserves for uncertain tax positions were recorded for Series I and Series II for the three and six months ended June 30, 2025 and 2024 . Both Series I and Series II are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. Generally, both Series I and Series II’s returns may be subject to examination for a period of three to five years from when they are filed under varying statutes of limitations.

Calculation of NAV – For each applicable Series, the NAV per Share of each type of the Company’s Shares is determined by dividing the total assets (the value of investments, plus cash and other assets) attributable to such type less the value of any liabilities attributable to such type, by the total number of Shares outstanding of such type.

Recent Accounting Pronouncements – In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-09, Income Taxes—Improvements to Income Tax Disclosures. The guidance makes amendments to update disclosures on income taxes including rate reconciliation, income taxes paid, and certain amendments on disaggregation by federal, state, and foreign taxes, as relevant. The guidance is mandatorily effective for the Company for annual periods beginning in 2025, but early adoption is permitted. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement —Reporting Comprehensive Income —Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public business entities to provide more detailed disclosures about the nature of their expenses in the footnotes to the financial statements. The guidance is mandatorily effective for the Company for annual periods beginning in 2027. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

There are no other standards, interpretations or amendments to existing standards that are effective that would be expected to have a material impact on the Company.

3.
Fair Value Measurement and Disclosures

The following tables summarize the valuation of the Company’s investments and cash and cash equivalents in the fair value hierarchy levels as of June 30, 2025 and December 31, 2024:

June 30, 2025
Description	Total	Level I	Level II	Level III	Investments Measured at NAV(1)(2)(3)
Series I
Investments in Partnership Investment Vehicle	$203,353	$-	$-	$91,266	$112,087
Investments in Loans	75,961	-	4,463	71,498	-
Total Investments	$279,314	$-	$4,463	$162,764	$112,087
Foreign Currency Contracts	(520)	-	(520)		-
Total Derivative Liabilities	$(520)	$-	$(520)	$-	$-
Cash and cash equivalents	123,709	123,709	-	-	-
Total	$402,503	$123,709	$3,943	$162,764	$112,087
Series II
Investments in Partnership Investment Vehicle	$481,458	$-	$-	$216,081	$265,377
Investments in Loans	179,847	-	10,568	169,279	-
Total Investments	$661,305	$-	$10,568	$385,360	$265,377
Foreign Currency Contracts	(1,315)	-	(1,315)		-
Total Derivative Liabilities	$(1,315)	$-	$(1,315)	$-	$-
Cash and cash equivalents	294,564	294,564	-	-	-
Total	$954,554	$294,564	$9,253	$385,360	$265,377
Total
Investments in Partnership Investment Vehicle	$684,811	$-	$-	$307,347	$377,464
Investments in Loans	255,808	-	15,031	240,777	-
Total Investments	$940,619	$-	$15,031	$548,124	$377,464
Foreign Currency Contracts	(1,835)	-	(1,835)		-
Total Derivative Liabilities	$(1,835)	$-	$(1,835)	$-	$-
Cash and cash equivalents	418,273	418,273	-	-	-
Total	$1,357,057	$418,273	$13,196	$548,124	$377,464

(1)
Included within certain investments measured at NAV were Level III investments. Series I, Series II, and the Company Level III amounts of these investments were $79,941, $189,213, and $269,154, respectively.
(2)
As of June 30, 2025, Series I, Series II and the Company had unfunded commitments of $77,081, $182,417, and $259,498, respectively, related to investments measured at NAV.
(3)
The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statement of assets and liabilities.

December 31, 2024
Description	Total	Level I	Level II	Level III	Investments Measured at NAV(1)(2(3)(4)
Series I
Investments in Partnership Investment Vehicle	$85,694	$-	$-	$32,508	$53,186
Investments in Loans(3)	79,882	-	3,995	75,887	-
Investments in Warrants	1,076	-	-	1,076	-
Total Investments	$166,652	$-	$3,995	$109,471	$53,186
Cash and cash equivalents	84,681	84,681	-	-	-
Total	$251,333	$84,681	$3,995	$109,471	$53,186

Series II
Investments in Partnership Investment Vehicle	$239,239	$-	$-	$90,755	$148,484
Investments in Loans(3)	223,010	-	11,155	211,855	-
Investments in Warrants	3,004	-	-	3,004	-
Total Investments	$465,253	$-	$11,155	$305,614	$148,484
Cash and cash equivalents	236,861	236,861	-	-	-
Total	$702,114	$236,861	$11,155	$305,614	$148,484

Total
Investments in Partnership Investment Vehicle	$324,933	$-	$-	$123,263	$201,670
Investments in Loans(3)	302,892	-	15,150	287,742	-
Investments in Warrants	4,080	-	-	4,080	-
Total Investments	$631,905	$-	$15,150	$415,085	$201,670
Cash and cash equivalents	321,542	321,542	-	-	-
Total	$953,447	$321,542	$15,150	$415,085	$201,670
(1)
Included within certain investments measured at NAV were Level III investments. Series I, Series II, and the Company Level III amounts of these investments were $30,248, $84,447, and $114,695, respectively.
(2)
As of December 31, 2024, Series I, Series II, and the Company had unfunded commitments of $7,975, $22,265 and $30,240 respectively, related to investments measured at NAV.
(3)
The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statement of assets and liabilities.
(4)
On October 23, 2024, the Company entered into a Sale and Purchase Agreement to sell its interest in Yondr Group, L.P. As of December 31, 2024, the sale was subject to conditions to complete.

Transfers of investments between levels, if any, shall be recorded at the end of the period.

There were no transfers in or out of the Company’s investments that are classified as Level III investments for the three and six months ended June 30, 2025. The following tables show changes in the fair value of our Level III investment during the three and six months ended June 30, 2025:

Description	Level III Investments
Series I
Balance as of December 31, 2024	$109,471
Purchases, including capitalized PIK and rebalancing transaction	67,779
Net change in unrealized appreciation/(depreciation) from investments	591
Sale and syndication	(71)
Transfers out of Level III	-
Transfers into Level III	-
Balance as of March 31, 2025	$177,770
Purchases, including capitalized PIK and rebalancing transaction	$24,525
Net change in unrealized appreciation/(depreciation) from investments	(1,657)
Sale and syndication	(37,874)
Transfers out of Level III	-
Transfers into Level III	-
Balance as of June 30, 2025	$162,764
Series II
Balance as of December 31, 2024	$305,614
Purchases, including capitalized PIK and rebalancing transaction	135,806
Net change in unrealized appreciation/(depreciation) from investments	1,505
Sales and syndication	(177)
Transfers out of Level III	-
Transfers into Level III	-
Balance as of March 31, 2025	$442,748
Purchases, including capitalized PIK and rebalancing transaction	$40,366
Net change in unrealized appreciation/(depreciation) from investments	(5,864)
Sales and syndication	(91,890)
Transfers out of Level III	-
Transfers into Level III	-
Balance as of June 30, 2025	$385,360
Total
Balance as of December 31, 2024	$415,085
Purchases, including capitalized PIK	203,585
Net change in unrealized appreciation/(depreciation) from investments	2,096
Sales and syndication	(248)
Transfers out of Level III	-
Transfers into Level III	-
Balance as of March 31, 2025	$620,518
Purchases, including capitalized PIK	$64,891
Net change in unrealized appreciation/(depreciation) from investments	(7,521)
Sales and syndication	(129,764)
Transfers out of Level III	-
Transfers into Level III	-
Balance as of June 30, 2025	$548,124

The total change in unrealized appreciation included in the Consolidated Statements of Operations within net change in unrealized appreciation/(depreciation) from investments attributable to Level III investments still held at June 30, 2025 for the three months ended June 30, 2025 for Series I, Series II, and the Company were $(1,657), $(5,864), and $(7,521), respectively; and for the six months ended June 30, 2025 for Series I, Series II, and the Company were $(1,066), $(4,359), and $(5,425), respectively.

There were no transfers in or out of the Company’s investments that are classified as Level III investments for the three and six months ended June 30, 2024. The following table shows the change in the fair value of our Level III investment during the three and six months ended June 30, 2024:

Description	Level III Investments
Series I
Balance as December 31, 2023	$20,442
Purchases, including capitalized Paid-in-Kind Interest	16,799
Net change in unrealized appreciation/(depreciation) from investments	369
Transfers out of Level III	-
Transfers into Level III	-
Balance as of March 31, 2024	$37,610
Purchases, including capitalized PIK	27,581
Net change in unrealized appreciation/(depreciation) from investments	1,391
Transfers out of Level III	-
Transfers into Level III	-
Balance as of June 30, 2024	$66,582
Series II
Balance as December 31, 2023	$94,975
Purchases, including capitalized Paid-in-Kind Interest	56,563
Net change in unrealized appreciation/(depreciation) from investments	1,242
Transfers out of Level III	-
Transfers into Level III	-
Balance as of March 31, 2024	$152,780
Purchases, including capitalized PIK	82,213
Net change in unrealized appreciation/(depreciation) from investments	4,070
Transfers out of Level III	-
Transfers into Level III	-
Balance as of June 30, 2024	$239,063
Total
Balance as December 31, 2023	$115,417
Purchases, including capitalized Paid-in-Kind Interest	73,362
Net change in unrealized appreciation/(depreciation) from investments	1,611
Transfers out of Level III	-
Transfers into Level III	-
Balance as of March 31, 2024	$190,390
Purchases, including capitalized PIK	109,794
Net change in unrealized appreciation/(depreciation) from investments	5,461
Transfers out of Level III	-
Transfers into Level III	-
Balance as of June 30, 2024	$305,645

The total change in unrealized appreciation included in the Consolidated Statements of Operations within net change in unrealized appreciation/(depreciation) from investments attributable to Level III investments still held at June 30, 2024 for the three months ended June 30, 2024 for Series I, Series II, and the Company were $1,391, $4,070, and $5,461, respectively; and for the six months ended June 30, 2024 for Series I, Series II, the Company were $1,760, $5,312, and $7,072, respectively.

The following tables provide quantitative measure used to determine the fair values of the Level III investments as of June 30, 2025 and December 31, 2024:

June 30, 2025
Asset Type	Level III Fair Value	Valuation Technique	Unobservable Input	Input
Series I
Investments in Partnership Investment Vehicle	$91,266	Discounted Cash Flow	Discount Rate	7.50% - 15.10%
			Terminal Multiple	8.5x - 14.3x
			Exit Cap Rate	7.50%
		Transaction Price	N/A	N/A
Investments in Loans	71,498	Discounted Cash Flow	Discount Rate	6.88% - 18.20%
		Transaction Price(1)	Weighted Average Price	96.31% -101.25%
			N/A	N/A
Total	$162,764

Series II
Investments in Partnership Investment Vehicle	$216,081	Discounted Cash Flow	Discount Rate	7.50% - 15.10%
			Terminal Multiple	8.5x - 14.3x
			Exit Cap Rate	7.50%
		Transaction Price	N/A	N/A
Investments in Loans	169,279	Discounted Cash Flow	Discount Rate	6.88% - 18.20%
		Transaction Price(1)	Weighted Average Price	96.31% -101.25%
			N/A	N/A
Total	$385,360

Total
Investments in Partnership Investment Vehicle	$307,347	Discounted Cash Flow	Discount Rate	7.50% - 15.10%
			Terminal Multiple	8.5x - 14.3x
			Exit Cap Rate	7.50%
		Transaction Price	N/A	N/A
Investments in Loans	240,777	Discounted Cash Flow	Discount Rate	6.88% - 18.20%
		Transaction Price(1)	Weighted Average Price	96.31% -101.25%
			N/A	N/A
Total	$548,124

(1)
As of June 30, 2025, none of Series I, Series II, or the Company earned or capitalized any PIK income on investments in loans valued using Transaction Price. For the six months ended June 30, 2025, Series I, Series II and the Company, earned and capitalized PIK income of $3,553, $8,849, and $12,402 respectively.

December 31, 2024
Asset Type	Level III Fair Value	Valuation Technique	Unobservable Input	Input
Series I
Investments in Partnership Investment Vehicle	$32,508	Discounted Cash Flow	Discount Rate	15.00% - 15.10%
			Terminal Multiple	8.5x - 14.3x
Investments in Loans(3)	75,887	Discounted Cash Flow	Discount Rate	7.18% - 10.66%
		Transaction Price (1)	N/A	N/A
Investments in Warrants	1,076	Transaction Price	N/A	N/A
Total	$109,471

Series II
Investments in Partnership Investment Vehicle	$90,755	Discounted Cash Flow	Discount Rate	15.00% - 15.10%
			Terminal Multiple	8.5x - 14.3x
Investments in Loans(3)	211,855	Discounted Cash Flow	Discount Rate	7.18% - 10.66%
		Transaction Price (1)	N/A	N/A
Investments in Warrants	3,004	Transaction Price	N/A	N/A
Total	$305,614

Total
Investments in Partnership Investment Vehicle	$123,263	Discounted Cash Flow	Discount Rate	15.00% - 15.10%
			Terminal Multiple	8.5x - 14.3x
Investments in Loans(3)	287,742	Discounted Cash Flow	Discount Rate	7.18% - 10.66%
		Transaction Price (1)	N/A	N/A
Investments in Warrants	4,080	Transaction Price	N/A	N/A
Total	$415,085
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

Unconsolidated Significant Subsidiary

The following table presents summarized financial information of the applicable significant subsidiaries in which the Company, Series I, and Series II has an indirect equity interest for the six months ended June 30, 2025 and 2024:

	For the six months ended June 30, 2025(1)	For the six months ended June 30, 2024
Total Revenue	$136,856	$105,921
Gross profit	57,316	46,525
Income (loss) before taxes	(22,049)	(46,347)
Net income (loss)	(20,046)	(46,489)

(1) As of June 30, 2025, none of the assets meets the criteria to be classified as Unconsolidated Significant Subsidiary. The summarized financial information presented for the six month ended June 30, 2025 is included solely for comparative purposes.

The summarized financial information above does not represent the Company’s proportionate share.

4.
Notes Payable

The Company’s outstanding debt obligations as of June 30, 2025 were as follows:

	Series I	Series II	Total
Aggregate Principal Committed	$214	$214	$428
Outstanding Principal	214	214	428
Unused Portion	-	-	-
Carrying Value	214	214	428
Fair Value(1)	$214	$214	$428

(1) The carrying amount outstanding under these debt obligations approximate their fair value as of June 30, 2025.

	Fair Value
Legal Maturity Date	Series I	Series II	Total
1/30/2055	$214	$214	$428

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

5.
Related Party Considerations

Initial Capital Contribution

On April 12, 2023, the Company issued 40 V Shares of each of Series I and Series II at the aggregate issue prices of $1 and $1, respectively, to an affiliate of the Company.

Infrastructure Assets

On May 14, 2024, the Company acquired an additional indirect interest in Novus Holdings Parent, L.P. from an affiliate of the Operating Manager.

On March 28, 2025, the Company acquired indirect interests in CN Jackalope Holdings LLC, Caledonia Holdings LLC, Tawhiri Power Holdings LLC, and Pipeline Funding Company LLC from a fund managed by an affiliate of the Operating Manager.

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

For the three months ended June 30, 2025, the Operating Manager earned gross Management Fees of $563, $1,182, and $1,745 from Series I, Series II, and the Company, respectively, with a Special Fees offset of $111, $291, and $402, from Series I, Series II, and the Company, respectively, resulting in net Management Fees of $452, $891, and $1,343 from Series I, Series II, and the Company, respectively. For the six months ended June 30, 2025, the Operating Manager earned gross Management Fees of $973, $2,169, and $3,142 from Series I, Series II and the Company, respectively, with a Special Fees offset of $260, $631, and $891, from Series I, Series II and the Company respectively, resulting in net Management Fees of $713, $1,538, and $2,251 from Series I, Series II and the Company, respectively.

For the three months ended June 30, 2024, the Operating Manager earned gross Management Fees of $153, $442, $595, and from Series I, Series II, and the Company, respectively, with a Special Fees offset of $153, $442, and $595, from Series I, Series II, and the Company, respectively, resulting in no net Management Fees from Series I, Series II, and the Company, respectively. For the six months ended June 30, 2024 , the Operating Manager earned gross Management Fees of $244, $772, and $1,016 from Series I, Series II and the Company, respectively, with a Special Fees offset of $190, $562, and $752, from Series I, Series II and the Company, respectively, resulting in net Management Fees of $54, $210, and $264 from Series I, Series II and the Company, respectively.

The Operating Manager or an affiliate may rebate, waive, or reduce the Management Fee charged to certain shareholders at the sole discretion of the Operating Manager or such affiliate. Any such rebate, waiver or reduction may be effected either by way of purchase of additional Shares by the Operating Manager or such affiliate for the shareholder or by way of rebate to the relevant shareholder’s account.As of June 30, 2025 and 2024, there were no rebates or waivers of the Management Fees.

So long as the Operating Agreement has not been terminated, the Operating Manager is entitled to receive a performance fee (the "Performance Fee") equal to (i) 12.5% of the total return with respect to S Shares or I Shares, (ii) 9.0% of the total return with respect to F-S Shares or F-I Shares, (iii) 7.5% of the total return from inception through December 31, 2026 and 9.0% thereafter with respect to A-I Shares and (iv) 5.0% of the total return with respect to A-II Shares, in each case subject to a 5.0% hurdle amount and a high water mark with respect to such type of Shares, with a catch-up. Such fee will be paid annually and accrue monthly. The Performance Fee is not paid on Apollo Shares, and as a result, it is an expense specific only to Investor Shares at the rates specified herein, which will result in the dilution of Investor Shares in proportion to the fees charged to different types of Investor Shares.

For the three months ended June 30, 2025, the Operating Manager earned Performance Fees of $418, $876, and $1,294 from Series I, Series II and the Company, respectively. For the six months ended June 30, 2025, the Operating Manager earned Performance Fees of $707, $1,550, and $2,257 from Series I, Series II and the Company, respectively. For the three months ended June 30, 2024, the Operating Manager earned Performance Fees of $186, $532, and $718 from Series I, Series II and the Company, respectively. For the six months ended June 30, 2024, the Operating Manager earned Performance Fees of $269, $819, and $1,088 from Series I, Series II and the Company, respectively.

Various affiliates of the Operating Manager are potentially involved in transactions with the Company’s investments in Infrastructure Assets, and whereby affiliates of the Operating Manager may earn fees in, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, “Capital Solution” services”).

For the three and six months ended June 30, 2025, $25 and $256, respectively, of fees allocable to the Company were paid by the Company’s Infrastructure Assets to consolidated affiliates of the Operating Manager for Capital Solution services, which has been excluded from Special Fees for Series I, Series II, and the Company. For the three and six months ended June 30, 2024, $367 and $1,017, respectively, of fees allocable to the Company were paid by the Company’s Infrastructure Assets to affiliates of the Operating Manager for Capital Solution services, which has been excluded from Special Fees for Series I, Series II, and the Company.The Company’s Infrastructure Assets may have directly or indirectly paid Capital Solution Fees to non-consolidated affiliates of the Operating Manager.

The Company incurred certain operating expenses related to services provided by personnel of the Operating Manager and/or its affiliates. For the three months ended June 30, 2025, these expenses were $86, $213, and $299, for Series I, Series II and the Company, respectively; and for the six months ended June 30, 2025, these expenses were $195, $508, and $703, for Series I, Series II and the Company, respectively. The Company incurred certain operating expenses related to services provided by personnel of the Operating Manager and/or its affiliates. For the three months ended June 30, 2024, these expenses were $112, $335, and $447, for Series I, Series II and the Company, respectively; and for the six months ended June 30, 2024, these expenses were $239, $794, and $1,033, for Series I, Series II and the Company, respectively.These expenses are included in general and administration expenses in the Consolidated Statement of Operations.

In February 2025, the Company engaged Lyra Client Solutions Holdings, LLC (“Lyra”), an end-to-end client service platform affiliated with Apollo. Lyra provides administration, data management, trade operations, investor onboarding and servicing, technology and other similar services to institutional, global wealth, global family office and retail investors. During the three and six months ended June 30, 2025, the Company incurred expenses of $18, $44 and $62 for Series I, Series II, and the Company, respectively. These expenses are included in general and administration expenses in the Consolidated Statement of Operations.

An affiliate of Apollo was issued 1,849,495 of A-II Shares within Series II on April 1, 2025, for an aggregate consideration of $50,000. The said affiliate elected to reinvest its distributions.

An affiliate of Apollo was issued 1,523,194 of A-II Shares within Series II on October 1, 2024, for an aggregate consideration of $40,000. The said affiliate elected to reinvest its distributions.

Company Expense Support and Conditional Reimbursement of the Operating Manager

The Operating Manager may elect to pay certain of our expenses, including certain Organizational and Offering Expenses on the Company's behalf (each, an “Expense Support”) in accordance with the Expense Support and Conditional Reimbursement Agreement.

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

For the three months ended June 30, 2025, the Operating Manager did not provide expense support for expenses incurred by Series I, Series II, and the Company, respectively. For the six months ended June 30, 2025, the Operating Manager agree to provide Expense Support of $117, $319, and $436 for expenses incurred by Series I, Series II, and the Company, respectively.

For the three months ended June 30, 2024, the Operating Manager agreed to provide Expense Support of $320, $955, and $1,275 for expenses incurred by Series I, Series II, and the Company, respectively. For the six months ended June 30, 2024, the Operating Manager agreed to provide Expense Support of $632, $2,110, and $2,742 for expenses incurred by Series I, Series II, and the Company, respectively.

As of June 30, 2025 total Due from Operating Manager for total Expense Support outstanding was $2,475, $5,860, and $8,335 for Series I, Series II, and the Company, respectively, respectively, of which the Operating Manager’s ability to recoup 41% will expire in December 2026, 18% will expire in March 2027, 15% will expire in June 2027, 12% will expire in September 2027, 9% will expire in December 2027, and 5% will expire in March 2028.

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

As of June 30, 2025, Series I, Series II, and the Company had an outstanding payable to Operating Manager of $2,475, $5,860, and $8,335, respectively, and as of December 31, 2024, Series I, Series II, and the Company had an outstanding payable to Operating Manager of $2,047, $5,713, and $7,760, respectively, for payments made on their behalf.

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

As of June 30, 2025 and December 31, 2024, neither Series paid the Dealer Manager for any annual distribution fees, shareholder servicing fees, upfront selling commission or dealer manager fees.

Restricted Share Grants

The Company's board of directors approved the Apollo Infrastructure Company LLC Restricted Share Plan for Independent Directors, pursuant to which, the Company's E Shares may be granted to independent directors.

The following table summarizes the grants, vesting and forfeitures of restricted common shares during the six months ended June 30, 2025:

	Restricted Shares	Grant Date Fair Value ($ in thousands)
Outstanding as of December 31, 2024	7,714
Granted	7,289	$200
Vested	(5,812)
Forfeiture	-
Outstanding as of June 30, 2025	9,191

The fair value of these shares was determined using the most recent available NAV at issuance of the Restricted Stock and are subject to a one-year vesting period.

During the six months ended June 30, 2025, the Company granted an aggregate of 7,289 Series II E Shares to the independent directors of the Company’s board of directors to cover the restricted stock portion of the annual base director’s fee for independent directors’ services to the Company.

During the six months ended June 30, 2025, the Company recorded $29, $75, and $104 for Series I, Series II, and the Company, respectively, of restricted stock amortization as director fees in the Consolidated Statements of Operations. During the three months ended June 30, 2025, the Company recorded $15, $39, and $54 for Series I, Series II, and the Company, respectively, of restricted stock amortization as director fees in the Consolidated Statements of Operations. The remaining amortization related to the grants of restricted stock, which represents unrecognized compensation cost amounts to $57, $135 and $192 for Series I, Series II and the Company,respectively, as of June 30, 2025.

During the three and six months ended June 30, 2024, the Company recorded $3, $9, and $12 for Series I, Series II, and the Company, respectively, of restricted stock amortization as director fees in the Consolidated Statements of Operations.

6.
Shareholders’ Equity

The following tables summarizes the shareholder transactions in common shares during the three and six months ended June 30, 2025:

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
A-II Shares:
Balance as of December 31, 2024	8,109,427	$208,185	24,755,955	$635,417	32,865,382	$843,602
Proceeds from issuance of shares	1,947,990	52,226	3,175,414	85,565	5,123,404	137,791
Repurchases of shares	(25,696)	(687)	(146,689)	(3,944)	(172,385)	(4,631)
Reinvestment of distributions	865	23	28,037	754	28,902	777
Net increase (decrease)	1,923,159	$51,562	3,056,762	$82,375	4,979,921	$133,937
Balance as of March 31, 2025	10,032,586	$259,747	27,812,717	$717,792	37,845,303	$977,539
Proceeds from issuance of shares	1,215,044	32,737	5,319,554	144,134	6,534,598	176,871
Repurchases of shares	(43,023)	(1,156)	(82,796)	(2,238)	(125,819)	(3,394)
Reinvestment of distributions	5,114	137	29,042	786	34,156	923
Net increase (decrease)	1,177,135	$31,718	5,265,800	$142,682	6,442,935	$174,400
Balance as of June 30, 2025	11,209,721	$291,465	33,078,517	$860,474	44,288,238	$1,151,939

F-I Shares:
Balance as of December 31, 2024	1,154,705	$30,014	999,415	$26,174	2,154,120	$56,188

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
Proceeds from issuance of shares	157,210	4,178	86,039	2,298	243,249	6,476
Repurchases of shares	(10,010)	(266)	-	-	(10,010)	(266)
Reinvestment of distributions	2,395	64	6,067	162	8,462	226
Net increase (decrease)	149,595	$3,976	92,106	$2,460	241,701	$6,436
Balance as of March 31, 2025	1,304,300	$33,990	1,091,521	$28,634	2,395,821	$62,624
Proceeds from issuance of shares	1,144,861	30,585	77,514	2,083	1,222,375	32,668
Repurchases of shares	(28,602)	(762)	-	-	(28,602)	(762)
Reinvestment of distributions	3,183	85	6,758	181	9,941	266
Net increase (decrease)	1,119,442	$29,908	84,272	$2,264	1,203,714	$32,172
Balance as of June 30, 2025	2,423,742	$63,898	1,175,793	$30,898	3,599,535	$94,796

E Shares:
Balance as of December 31, 2024	4,262	$110	19,052	$499	23,314	$609
Proceeds from issuance of shares	3,907	105	13,186	358	17,093	463
Repurchases of shares	-	-	-	-	-	-
Reinvestment of distributions	32	1	113	3	145	4
Net increase (decrease)	3,939	$106	13,299	$361	17,238	$467
Balance as of March 31, 2025	8,201	$216	32,351	$860	40,552	$1,076
Proceeds from issuance of shares	-	-	10,135	279	10,135	279
Repurchases of shares	-	-	(791)	(22)	(791)	(22)
Reinvestment of distributions	61	2	207	6	268	8
Net increase (decrease)	61	$2	9,551	$263	9,612	$265
Balance as of June 30, 2025	8,262	$218	41,902	$1,123	50,164	$1,341

V Shares:
Balance as of December 31, 2024	40	$1	40	$1	80	$2
Proceeds from issuance of shares	-	-	-	-	-	-
Repurchases of shares	-	-	-	-	-	-
Reinvestment of distributions	-	-	-	-	-	-
Net increase (decrease)	-	$-	-	$-	-	$-
Balance as of March 31, 2025	40	$1	40	$1	80	$2
Proceeds from issuance of shares					-	-
Repurchases of shares					-	-
Reinvestment of distributions					-	-
Net increase (decrease)	-	$-	-	$-	-	$-
Balance as of June 30, 2025	40	$1	40	$1	80	$2

I Shares:
Balance as of December 31, 2024	-	$-	-	$-	-	$-
Proceeds from issuance of shares	338,637	9,070	32,170	867	370,807	9,937
Repurchases of shares	-	-	-	-	-	-
Reinvestment of distributions	-	-	-	-	-	-
Net increase (decrease)	338,637	$9,070	32,170	$867	370,807	$9,937
Balance as of March 31, 2025	338,637	$9,070	32,170	$867	370,807	$9,937
Proceeds from issuance of shares	683,335	18,342	183,544	4,960	866,879	23,302
Repurchases of shares	-	-	-	-	-	-
Reinvestment of distributions	2,179	58	226	6	2,405	64
Net increase (decrease)	685,514	$18,400	183,770	$4,966	869,284	$23,366
Balance as of June 30, 2025	1,024,151	$27,470	215,940	$5,833	1,240,091	$33,303

S Shares:
Balance as of December 31, 2024	-	$-	-	$-	-	$-
Proceeds from issuance of shares	110	3	110	3	220	6

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
Repurchases of shares	-	-	-	-	-	-
Reinvestment of distributions	-	-	-	-	-	-
Net increase (decrease)	110	$3	110	$3	220	$6
Balance as of March 31, 2025	110	$3	110	$3	220	$6
Proceeds from issuance of shares	-	-	-	-	-	-
Repurchases of shares	-	-	-	-	-	-
Reinvestment of distributions	-	-	-	-	-	-
Net increase (decrease)	-	$-	-	$-	-	$-
Balance as of June 30, 2025	110	$3	110	$3	220	$6
Total net increase (decrease)	5,397,592	144,745	8,737,840	236,241	14,135,432	380,986

The following table summarizes the shareholder transactions in common shares during the three and six months ended June 30, 2024:

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares		Consideration Amount
A-II Shares:
Balance as of December 31, 2023	1,851,311	$46,339	8,468,437	$211,995	10,319,748		$258,334
Proceeds from issuance of shares	1,355,539	34,401	2,674,311	67,908	4,029,850	-	102,309
Net increase (decrease)	1,355,539	$34,401	2,674,311	$67,908	4,029,850		$102,309
Balance as of March 31, 2024	3,206,850	$80,740	11,142,748	$279,903	14,349,598		$360,643
Proceeds from issuance of shares	1,622,381	41,576	3,564,514	91,634	5,186,895	-	133,210
Repurchases of shares	-	-	(4,000)	(102)	(4,000)	-	(102)
Reinvestment of distributions	-	-	10,301	264	10,301	-	264
Net increase (decrease)	1,622,381	$41,576	3,570,815	$91,796	5,193,196		$133,372
Balance as of June 30, 2024	4,829,231	$122,316	14,713,563	$371,699	19,542,794		$494,015

F-I Shares:
Balance as of December 31, 2023	-	$-	-	$-	-		$-
Proceeds from issuance of shares	124,118	3,146	61,294	1,555	185,412	-	4,701
Net increase (decrease)	124,118	$3,146	61,294	$1,555	185,412		$4,701
Balance as of March 31, 2024	124,118	$3,146	61,294	$1,555	185,412		$4,701
Proceeds from issuance of shares	128,927	3,299	53,952	1,385	182,879	-	4,684
Repurchases of shares	-	-	-	-	-	-	-
Shares reissued under the DRIP	113	3	99	3	212	-	6
Net increase (decrease)	129,040	$3,302	54,051	$1,388	183,091		$4,690
Balance as of June 30, 2024	253,158	$6,448	115,345	$2,943	368,503		$9,391

E Shares
Balance as of December 31, 2023	-	$-	-	$-	-		$-
Proceeds from issuance of shares	-	-	-	-	-	-	-
Net increase (decrease)	-	$-	-	$-	-		$-
Balance as of March 31, 2024	-	$-	-	$-	-		$-
Proceeds from issuance of shares	2,915	75	6,587	170	9,502	-	245
Net increase (decrease)	2,915	$75	6,587	$170	9,502		$245
Balance as of June 30, 2024	2,915	$75	6,587	$170	9,502		$245

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares		Consideration Amount
V Shares:
Balance as of December 31, 2023	40	$1	40	$1	80		$2
Proceeds from issuance of shares	-	-	-	-	-	-	-
Net increase (decrease)	-	$-	-	$-	-		$-
Balance as of March 31, 2024	40	$1	40	$1	80		$2
Proceeds from issuance of shares	-	-	-	-	-		-
Net increase (decrease)	-	$-	-	$-	-		$-
Balance as of June 30, 2024	40	$1	40	$1	80		$2

Total net increase (decrease)	3,233,993	$82,500	6,367,058	$162,817	9,601,051		$245,317

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

For the six months ended June 30, 2025, the Company issued 5,979 Series I A-II Shares, 5,578 Series I F-I Shares, 2,179 Series I I Shares, 93 Series I E Shares, 57,079 Series II A-II Shares, 12,825 Series II F-I Shares, 226 Series II I Shares and 320 Series II E shares for an aggregate purchase price of $2,268 under the DRIP. For the three months ended June 30, 2025, the Company issued 5,114 Series I A-II Shares, 3,183 Series I F-I Shares, 2,179 Series I I Shares, 61 Series I E Shares, 29,042 Series II A-II Shares, 6,758 Series II F-I Shares, 226 Series II I Shares and 207 Series II E shares for an aggregate purchase price of $1,261 under the DRIP. For the three and six months ended June 30, 2024, the Company issued 10,301 Series II A-II Shares, 113 Series I F-I Shares, 99 Series II F-I Shares for an aggregate purchase price of $270 under the DRIP.

Share Repurchases

The Company has a share repurchase plan pursuant to which, on a quarterly basis, Shareholders may request that the Company repurchase all or any portion of their Shares. The Company may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under the Company’s share repurchase plan, or none at all, in the Company's discretion at any time. The Company expects that each Series will conduct quarterly Share Repurchases for up to 5.0% of the aggregate NAV of our outstanding Investor Shares and E Shares of each Series (measured across both Series) at a price based on the NAV per Share as of the last business day of the quarter prior to the commencement of the share repurchase plan.

For the six months ended June 30, 2025, the Company repurchased 68,718 Series I A-II Shares, 38,612 Series I F-I Shares, and 229,485 Series II A-II Shares, 791 Series II E Shares of the Company’s equity securities for an aggregate purchase price of $9,075. For the three months ended June 30, 2025, the Company repurchased 43,023 Series I A-II Shares, 28,602 Series I F-I Shares, 82,796 Series II A-II Shares, 791 Series II E shares of the Company’s equity securities for an aggregate purchase price of $4,178.

For the three and six months ended June 30, 2024, the Company repurchased 4,000 Series II A-II Shares Company’s equity securities for an aggregate purchase price of $102.

Distribution

The following table reflects the aggregate distributions per share declared for each applicable share type of the Company:

Type	Three months ended June 30, 2025	Six months ended June 30, 2025
Series I
A-II Shares	$0.21	$0.41
F-I Shares	$0.21	$0.41
E Shares	$0.21	$0.41
I Shares	$0.21	$0.41
S Shares	$0.21	$0.41
Series II
A-II Shares	$0.21	$0.41
F-I Shares	$0.21	$0.41
E Shares	$0.21	$0.41
I Shares	$0.21	$0.41
S Shares	$0.21	$0.41

The distributions for each share type were payable to holders of record at the close of business day on June 30, 2025 and were paid on July 28, 2025. The distributions were paid in cash or reinvested in the shares of the Company for shareholders participating in the DRIP of the Company.

The following table reflects the aggregate distributions per share declared for each applicable share class of the Company for the three and six months ended June 30, 2024 as follows:

Type	Three months ended June 30, 2024	Six months ended June 30, 2024
Series I
A-II Shares	$0.16	$0.29
F-I Shares	$0.16	$0.29
E Shares	$0.16	$0.16
Series II
A-II Shares	$0.16	$0.29
F-I Shares	$0.16	$0.29
E Shares	$0.16	$0.16

The distributions for each outstanding share type were payable to holders of record at the close of business day on June 30, 2024 and were paid on July 25, 2024. The distributions were paid in cash or reinvested in the shares of the Company for shareholders participating in the Company’s distribution reinvestment plan

7.
Commitments and Contingencies

Litigation

The Company was not subject to any litigation nor was the Company aware of any material litigation threatened against it.

Infrastructure Assets

As of June 30, 2025, the Company had unfunded commitments of $533,910 related to Infrastructure Assets of which $158,593 was attributable to Series I and $375,317 was attributable to Series II.

As of December 31, 2024, the Company had unfunded commitments of $169,386 related to Infrastructure Assets, of which $44,672 was attributable to Series I and $124,714 was attributable to Series II.

The Company has entered into a financial guarantee in relation to the realization of one of its investments. This guarantee may result in a liability of up to a maximum of $840, $1,987 and $2,827 by Series I, Series II, and the Company, respectively.

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

For the three months ended June 30, 2025, the provision for (benefit from) income tax totaled $1,389, $1,823, and $3,212 for Series I, II and the Company, respectively, resulting in an effective tax rate of 21%, 11%, and 14% for Series I, Series II, and the Company, respectively. For the six months ended June 30, 2025, the provision for (benefit from) income taxes totaled $2,541, $4,240, and $6,781 for Series I, II and the Company, respectively, resulting in an effective tax rate of approximately 23%, 15%, and 17% for Series I, II and the Company, respectively.

For the three months ended June 30, 2024, the provision for (benefit from) income tax totaled $830, $2,234, and $3,064 for Series I, II and the Company, respectively, resulting in an effective tax rate of 24%, 22%, and 23% for Series I, Series II, and the Company, respectively. For the six months ended June 30, 2024, the provision for (benefit from) income taxes totaled $1,150, $2,949, and $4,099 for Series I, II and the Company, respectively, resulting in an effective tax rate of approximately 23%, 19%, and 20% for Series I, II and the Company, respectively.

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

In evaluating the realizability of deferred tax assets, the Company assesses whether it is more likely than not that some portion, or all, of the deferred tax assets, will be realized. The Company considers, among other things, the generation of future taxable income (including reversals of deferred tax assets) during the periods in which the related temporary differences will become deductible. As of June 30, 2025 and December 31, 2024, the Company had no gross deferred tax assets and therefore, no valuation allowance is necessary.

9.
Financial Highlights

The following are the financial highlights for the six months ended June 30, 2025:

	Series I	Series I	Series I	Series I	Series I
	A-II Shares	F-I Shares	E Shares	I Shares	S Shares
Per Share Data:
Net asset value at beginning of period	$26.73	$26.55	$26.88	$-	$-
Proceeds from issuance of shares	-	-	-	26.71	26.71
Distributions declared (1)	(0.41)	(0.41)	(0.41)	(0.41)	(0.41)
Net investment income (2)	0.38	0.30	0.48	0.26	0.22
Net realized and unrealized gain/(loss) (3)	0.35	0.32	0.34	0.32	0.35
Net increase (decrease) in net assets resulting from operations	$0.73	$0.62	$0.82	$0.58	$0.57
Net asset value at end of period	$27.05	$26.76	$27.29	$26.88	$26.87
Shares outstanding at end of period	11,209,721	2,423,742	8,262	1,024,151	110
Weighted average shares outstanding	10,030,755	1,612,394	8,232	473,732	110

Ratio/Supplemental Data:
Net assets at end of period	$303,173	$64,867	$225	$27,529	$3
Ratio to average net assets (4)
Total expenses before expense support, special fee offset and after performance fees (5),(6)	1.55%	2.19%	0.87%	2.55%	2.54%
Total expenses after expense support, special fee offset and after performance fees (5),(6)	1.32%	1.93%	0.79%	2.34%	2.23%
Total expenses after expense support, special fee offset and before performance fees (5),(6)	1.13%	1.61%	0.79%	1.84%	1.82%
Net investment income (5),(6)	3.04%	2.57%	3.51%	2.42%	2.08%
Total return (7)	2.71%	2.36%	3.07%	2.18%	2.15%

	Series II	Series II	Series II	Series II	Series II
	A-II Shares	F-I Shares	E Shares	I Shares	S Shares
Per Share Data:
Net asset value at beginning of period	$26.88	$26.69	$27.03	$-	$-
Proceeds from issuance of shares	-	-	-	26.88	26.88
Distributions declared (1)	(0.41)	(0.41)	(0.41)	(0.41)	(0.41)
Net investment income (2)	0.44	0.34	0.55	0.32	0.28
Net realized and unrealized gain/(loss) (3)	0.35	0.35	0.33	0.32	0.34
Net increase (decrease) in net assets resulting from operations	$0.79	$0.69	$0.88	$0.64	$0.62
Net asset value at end of period	$27.26	$26.97	$27.50	$27.11	$27.09
Shares outstanding at end of period	33,078,517	1,175,793	41,902	215,940	110
Weighted average shares outstanding	29,441,283	1,118,963	32,838	97,571	110

Ratio/Supplemental Data:
Net assets at end of period	$901,578	$31,708	$1,154	$5,855	$3
Ratio to average net assets (4)
Total expenses before expense support, special fee offset and after performance fees (5),(6)	1.54%	2.17%	0.85%	2.50%	2.53%
Total expenses after expense support, special fee offset and after performance fees (5),(6)	1.31%	1.86%	0.78%	2.34%	2.21%
Total expenses after expense support, special fee offset and before performance fees (5),(6)	1.13%	1.56%	0.78%	1.87%	1.81%
Net investment income (5),(6)	3.44%	2.86%	4.00%	2.86%	2.48%
Total return (7)	2.91%	2.57%	3.27%	2.41%	2.34%

	Total	Total	Total	Total	Total
	A-II Shares	F-I Shares	E Shares	I Shares	S Shares
Per Share Data:
Net asset value at beginning of period	$26.85	$26.61	$27.00	$-	$-
Proceeds from issuance of shares	-	-	-	26.79	26.79
Distributions declared (1)	(0.41)	(0.41)	(0.41)	(0.41)	(0.41)
Net investment income (2)	0.43	0.32	0.53	0.27	0.25
Net realized and unrealized gain/(loss) (3)	0.33	0.31	0.35	0.27	0.35
Net increase (decrease) in net assets resulting from operations	$0.76	$0.63	$0.88	$0.54	$0.60
Net asset value at end of period	$27.20	$26.83	$27.47	$26.92	$26.98
Shares outstanding at end of period	44,288,238	3,599,535	50,165	1,240,092	220
Weighted average shares outstanding	39,472,038	2,731,356	41,070	571,303	220

Ratio/Supplemental Data:
Net assets at end of period	$1,204,751	$96,575	$1,379	$33,384	$6
Ratio to average net assets (4)
Total expenses before expense support, special fee offset and after performance fees (5),(6)	1.54%	2.18%	0.85%	2.54%	2.53%
Total expenses after expense support, special fee offset and after performance fees (5),(6)	1.31%	1.90%	0.78%	2.34%	2.22%
Total expenses after expense support, special fee offset and before performance fees (5),(6)	1.13%	1.59%	0.78%	1.84%	1.81%
Net investment income (5),(6)	2.64%	1.92%	3.21%	1.36%	1.64%
Total return (7)	2.84%	2.42%	3.22%	2.22%	2.22%
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

The following are the financial highlights for the six months ended June 30, 2024:

	Series I	Series I	Series I	Series II	Series II	Series II	Total	Total	Total
	A-II Shares	F-I Shares	E Shares	A-II Shares	F-I Shares	E Shares	A-II Shares	F-I Shares	E Shares
Per Share Data:
Net asset value at beginning of period	$25.25			$25.28	$-	$-	$25.27	$-	$-
Proceeds from issuance of shares	-	25.47	25.73	-	25.51	25.81	-	25.48	25.78
Distributions declared (1)	(0.26)	(0.23)	(0.16)	(0.26)	(0.23)	(0.16)	(0.26)	(0.23)	(0.16)
Net investment income (2)	0.51	0.45	0.10	0.55	0.47	0.10	0.54	0.46	0.10
Net realized and unrealized gain/(loss) (3)	0.42	0.15	0.27	0.42	0.17	0.26	0.42	0.16	0.27
Net increase (decrease) in net assets resulting from operations	$0.93	$0.60	$0.37	$0.97	$0.64	$0.36	$0.96	$0.62	$0.37
Net asset value at end of period	$25.92	$25.84	$25.94	$25.99	$25.92	$26.01	$25.97	$25.87	$25.99
Shares outstanding at end of period	4,829,231	253,158	2,915	14,713,563	115,345	6,587	19,542,794	368,503	9,502
Weighted average shares outstanding	3,489,825	143,773	2,915	11,821,018	67,830	6,587	15,310,843	211,603	9,502

Ratio/Supplemental Data:
Net assets at end of period	$125,154	$6,542	$76	$382,380	$2,989	$171	$507,534	$9,531	$247
Annualized ratio to average net assets (4)
Total expenses before expense support and after performance fees (5),(6)	2.56%	2.81%	1.95%	2.59%	2.85%	1.95%	2.59%	2.82%	1.95%
Total expenses after expense support and after performance fees (5),(6)	1.20%	1.49%	0.80%	1.20%	1.50%	0.80%	1.20%	1.50%	0.80%
Total expenses after expense support and before performance fees (5),(6)	0.92%	0.95%	0.80%	0.94%	0.97%	0.80%	0.93%	0.96%	0.80%
Net investment income (5),(6)	5.09%	4.87%	6.05%	5.13%	4.85%	6.00%	5.12%	4.86%	6.01%
Total return (7)	3.81%	3.53%	1.44%	3.99%	3.70%	1.42%	3.95%	3.58%	1.42%

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
(7)
The Total return is calculated for each share class as the change in the net asset value for such share class during the period plus any distributions per share declared in the period, and assumes all distributions are reinvested in accordance with our distribution reinvestment plan. Amounts are not annualized and are not representative of total return as calculated for purposes of the Performance Fees as described in “Note 5. Related Party Considerations.” The Company, Series I and Series II's performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by Shareholders in the purchase of the Company, Series I and Series II's shares.

10.
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

11.
Subsequent Events

Management has evaluated subsequent events and determined to disclose the following subsequent events and transactions.

July Financial Update

On July 1, 2025, the Company issued and sold the following unregistered shares of the Company to third party investors for cash:

Type	Number of Shares Sold	Aggregate Consideration
Series I
A-II Shares	407,626	$11,024
F-I Shares	348,121	9,317
E Shares	99	3
I Shares	41,406	1,113
Series II
A-II Shares	995,420	$27,131
F-I Shares	955,261	25,761
E Shares	364	10
I Shares	14,015	380

Distribution Reinvestment Plan

On July 25, 2025, pursuant to the DRIP, the Company issued approximately 5,586 Series I A-II Shares, approximately 6,913 Series I F-I Shares, approximately 6,566 Series I I shares, approximately 62 Series I E Shares, approximately 43,590 Series II A-II Shares, approximately 7,250 Series II F-I Shares, approximately 1,418 Series II I shares, and approximately 257 Series II E Shares for an aggregate consideration of $1,943.

Share Repurchases

On August 8, 2025, the Company repurchased approximately 31,264 Series I A-II Shares, approximately 8,628 Series I F-I Shares, and approximately 73,245 Series II A-II Shares of the Company for an aggregate purchase price of $3,073.

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

Recent Developments

Infrastructure Assets Activity

For the three and six months ended June 30, 2025, the Company acquired interests in new Infrastructure Assets as follows:

A subsidiary of the Company acquired a common equity position to fund the construction of a parking garage in Connecticut.

A subsidiary of the Company acquired a common equity position in an entity that is solely formed to make a loan regarding a pipeline expansion.

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

A subsidiary of the Company acquired a loan for financing for a regulated electric transmission provider and its ongoing projects.

A subsidiary of the Company acquired an equity interest in a joint venture vehicle that will acquire a pipeline of renewables in the Northeast United States.

A subsidiary of the Company acquired a common equity position in a Norwegian LNG platform with structured equity in ten LNG shipping vessels.

A subsidiary of the Company acquired an equity interest in a partnership that deploys capital into a parking garage in New Jersey.

July Financial Update

As of July 1, 2025, the Company issued and sold the following unregistered shares of the Company to third party investors for cash ($ in thousands):

Type	Number of Shares Sold	Aggregate Consideration
Series I
A-II Shares	407,626	$11,024
F-I Shares	348,121	9,317
E Shares	99	3
I Shares	41,406	1,113
Series II
A-II Shares	995,420	$27,131
F-I Shares	955,261	25,761
E Shares	364	10
I Shares	14,015	380

Results of Operations

We are dependent upon the proceeds from our continuous Private Offering in order to conduct our business. We intend to continue to acquire Infrastructure Assets with the capital received from our continuous Private Offering and any indebtedness that we may incur in connection with such activities.

Discussions of the results of operations for the three and six months ended June 30, 2025 are as follows:

Overview of Results of Operations

Capital Raise and Distribution Results

For three months ended June 30, 2025, we raised aggregate subscription proceeds, inclusive of the distribution reinvestment plan, of $81,946, $152,435, and $234,381 for Series I, Series II and the Company, respectively. For six months ended June 30, 2025, we raised aggregate subscription proceeds, inclusive of the distribution reinvestment plan, of $147,616, $242,445, and $390,061 for Series I, Series II and the Company, respectively. The subscription proceeds were used to acquire additional Infrastructure Assets and increase our Liquidity Portfolio.

For the three months ended June 30, 2025, we declared quarterly distribution of $3,014, $7,092, and $10,106 for Series I, Series II, and the Company, respectively. For the six months ended June 30, 2025, we declared distributions of $5,398, $13,003, and 18,401 for Series I, Series II, and the Company, respectively.

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

Management Fee

Pursuant to the Operating Agreement, the Operating Manager is entitled to receive a Management Fee (the “Management Fee”). The Management Fee is payable monthly in arrears in an amount equal to (i) 1.25% per annum of the month-end NAV attributable to S Shares and I Shares, (ii) 1.00% per annum of the month-end NAV attributable to F-S Shares and F-I Shares, (iii) 0.75% per annum of the month-end NAV attributable to the A-I Shares until December 31, 2026 and 1.00% per annum of the month-end NAV attributable to the A-I Shares thereafter and (iv) 0.50% per annum of the month-end NAV attributable to the A-II Shares; provided, that this Management Fee will be reduced by any applicable Special Fees (as defined below); provided, however, that this Management Fee will not be reduced for any other fees. In calculating the Management Fee, we will use our NAV before giving effect to accruals for the Management Fee, performance fee, combined annual distribution fee and shareholder servicing fee or distributions payable on our Shares. We do not pay the Operating Manager a Management Fee on Apollo Shares and as a result, it is an expense specific only to Shares held by investors at the rates specified herein, which will result in the dilution of Investor Shares in proportion to the fees charged to different types of Investor Shares.

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

Performance Fee

So long as the Operating Agreement has not been terminated, the Operating Manager is entitled to receive a performance fee, (the "Performance Fee") equal to (i) 12.5% of the total return with respect to S Shares or I Shares, (ii) 9.0% of the total return with respect to F-S Shares or F-I Shares, (iii) 7.5% of the total return from inception through December 31, 2026 and 9.0% thereafter with respect to A-I Shares and (iv) 5.0% of the total return with respect to A-II Shares, in each case subject to a 5.0% hurdle amount and a high water mark with respect to such type of Shares, with a catch-up. Such fee will be paid annually and accrue monthly. The Performance Fee is not paid on Apollo Shares, and as a result, it is an expense specific only to Investor Shares at the rates specified herein, which will result in the dilution of Investor Shares in proportion to the fees charged to different types of Investor Shares.

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

Company Expense Support and Conditional Reimbursement of the Operating Manager

On June 15, 2023, the Company entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Operating Manager pursuant to which the Operating Manager may elect to pay certain of the Company’s expenses, including certain Organizational and Offering Expenses, on the Company's behalf (each, an “Expense Support”).

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

Comparison of the Three Months Ended June 30, 2025 and 2024

Revenues

Series I recorded $8,150 of revenues for the three months ended June 30, 2025, consisting of $5,601 of investment income, $3,682 of realized gains and $(1,133) of net change in unrealized appreciation/(depreciation). Series II recorded $19,625 of revenues for the three months ended June 30, 2025, consisting of $13,514 of investment income, $8,746 of realized gains and $(2,635) of net change in unrealized appreciation/(depreciation). The Company recorded a total of $27,775 of revenues for the three months ended June 30, 2025, consisting of $19,115 of investment income, $12,428 of realized gains and $(3,768) of net change in unrealized appreciation/ (depreciation). Such revenues were generated from our Liquidity Portfolio and our Infrastructure Assets.

Series I recorded $3,826 of revenues for the three months ended June 30, 2024 consisting of $2,550 of investment income and $1,276 of net change in unrealized appreciation/(depreciation). Series II recorded $11,284 of revenues for the three months ended June 30, 2024 consisting of $7,570 of investment income and $3,714 of net change in unrealized appreciation/(depreciation). The Company recorded a total of $15,110 of revenues for the three months ended June 30, 2024, consisting of $10,120 of investment income and $4,990 of net change in unrealized appreciation/(depreciation). Such revenues were generated from our Liquidity Portfolio and our Infrastructure Assets.

Series I revenues increased by $4,324, consisting of an increase of $3,051 from investment income, $3,682 of realized gains and $(2,409) of net change in unrealized appreciation/(depreciation). Series II revenues increased by $8,341, consisting of an increase of $5,944 from investment income, $8,746 of realized gains and $(6,349) of net change in unrealized appreciation/(depreciation). The Company revenues increased by $12,665, consisting of an increase of $8,995 from investment income, $12,428 of realized gains and $(8,758) of net change in unrealized appreciation/(depreciation). The net increases were due to the acquisition of Infrastructure Assets and increasing the Liquidity Portfolio subsequent to June 30, 2024 that are generating revenue.

Expenses

Management Fee

For the three months ended June 30, 2025, the Operating Manager earned gross Management Fees of $563, $1,182, and $1,745 from Series I, Series II, and the Company, respectively, with a Special Fees offset of $111, $291, and $402, from Series I, Series II, and the Company, respectively, resulting in net Management Fees of $452, $891, and $1,343 from Series I, Series II, and the Company, respectively.

For the three months ended June 30, 2024, the Operating Manager earned gross Management Fees of $153, $442, and $595 from Series I, Series II and the Company, respectively, with a Special Fees offset of $153, $442, and $595, from Series I, Series II and the Company, respectively, resulting in no net Management Fees from any of Series I, Series II and the Company.

Gross Management Fees increased by $410, $740 and $1,150 for Series I, Series II and the Company, respectively, with a decrease in the Special Fee offset of $42, $151, and $193 for Series I, Series II and the Company, respectively, resulting in net Management Fees increase of $452, $891, and $1,343 for Series I, Series II and the Company, respectively. The increases were due to an increase in the net asset value subsequent to June 30, 2024, which was primarily driven by capital raises, revenue generated from the Infrastructure Assets, Liquidity Portfolio, and reduction of special fee offset.

Selling Commissions and Ongoing Distribution and Servicing Fees

For the three months ended June 30, 2025 and 2024, neither Series paid the Dealer Manager for any annual distribution fees, shareholder servicing fees, upfront selling commission or dealer manager fees.

Special Fees

For the three months ended June 30, 2025, $111, $291, and $402 of the total Special Fees allocable to the Company were used to offset Management Fees for Series I, Series II, and the Company, respectively. As of June 30, 2025 Series I, Series II, and the Company did not have any remaining Special Fees allocable for future Management Fee offset.

For the three months ended June 30, 2024, $153, $442, and $595 of the total Special Fees allocable to the Company were used to offset Management Fees for Series I, Series II, and the Company, respectively. As of June 30, 2024, Series I, Series II, and the Company share of remaining Special Fees allocable for future Management Fee offset is $167, $496, and $663 for Series I, Series II and the Company, respectively.

Special Fees allocable to the Company used to offset Management Fees decreased by $42, $151, and $193 for Series I, Series II, and the Company, respectively. Series I, Series II, and the Company share of the remaining Special Fees allocable for future Management Fee offset decreased by $167, $496, and $663, respectively.

Performance Fee

For the three months ended June 30, 2025, the Operating Manager earned Performance Fees of $418, $876, and $1,294 from Series I, Series II, and the Company, respectively.

For the three months ended June 30, 2024, the Operating Manager earned Performance Fees of $186, $532, and $718 from Series I, Series II and the Company, respectively.

Performance Fees earned by the Operating Manager increased by $232, $344 and $576 for Series I, Series II and the Company, respectively. The increases were due to an increase in the revenues from the Infrastructure Assets and Liquidity Portfolio.

Organizational and Offering Expenses

Series I, Series II, and the Company did not incur organizational expenses for the three months ended June 30, 2025 and 2024.

For the three months ended June 30, 2024, Series I, Series II, and the Company incurred deferred offering expenses of $34, $101, and $135, respectively.

Offering expenses include registration fees and legal fees regarding the preparation of the Company’s registration statement on Form 10. Offering expenses are accounted for as deferred costs until operations begin. For the three months ended June 30, 2025, Series I, Series II, and the Company deferred offering expenses amortization were $38, $95, and $133, respectively. For the three months ended June 30, 2024, Series I, Series II, and the Company deferred offering expenses amortization were $33, $97, and $130, respectively. As of June 30, 2025, deferred offering expenses for Series I, Series II and the Company were $535, $1,266 and $1,801, respectively. As of December 31, 2024, Series I, Series II and the Company deferred offering expenses were $545, $1,522 and $2,067, respectively.

Deferred offering expenses amortization increased/(decreased) by $5, $(2) and $3 for Series I, Series II and the Company, respectively.

Organizational and Offering Expenses are paid by the Operating Manager, subject to potential recoupment as described in “Note 5. Related Party Considerations" to our financial statements in this Quarterly Report on Form 10-Q.

Operating Expenses

Series I, Series II, and the Company incurred Operating Expenses of $672, $1,631, and $2,303, respectively, for the three months ended June 30, 2025. These expenses relate to general and administration expenses and directors’ fees.

Series I, Series II, and the Company incurred Operating Expenses of $520, $1,554, and $2,074, respectively, for the three months ended June 30, 2024. These expenses relate to general and administration expenses and director fees.

Operating expenses increased by $152, $77 and $229 for Series I, Series II and the Company, respectively. The increases were due to an increase in the net asset value and transaction activity.

Company Expense Support and Conditional Reimbursement of the Operating Manager

For the three months ended June 30, 2025, the Operating Manager provided no Expense Support in connection with expenses incurred by Series I, Series II, and the Company, respectively.

For the three months ended June 30, 2024, the Operating Manager elected to provide an Expense Support of $320, $955, and $1,275 for expenses incurred by Series I, Series II, and the Company, respectively.

Expense Support decreased by $320, $955, and $1,275 for Series I, Series II and the Company, respectively. The decreases were due to an increase in the net asset value resulting in less Expense Support needed.

Income Taxes

For the three months ended June 30, 2025, Series I, Series II, and the Company had an income tax provision of $1,389, $1,823, and $3,212, respectively, comprising of U.S. federal and state taxes, which are based upon income, dividends, and gains earned.

For the three months ended June 30, 2024, Series I, Series II and the Company had an income tax provision of $830, $2,234, and $3,064, respectively, comprising of U.S. federal and state taxes, which are based upon income, dividends, and gains earned.

Income tax provision increased by $559 for Series I, decreased by $411 for Series II, and had a net increase of $148 for the Company. The increase for Series I and the Company was due to an increase in the revenue generated by the Infrastructure Assets and Liquidity Portfolio. The decrease for Series II was due to investment realizations.

Comparison of the Six Months Ended June 30, 2025 and 2024

Revenues

Series I recorded $14,140 of revenues for the six months ended June 30, 2025 consisting of $9,696 of investment income, $3,683 realized gain, and $761 of net change in unrealized appreciation/(depreciation). Series II recorded $34,856 of revenues for the six months ended June 30, 2025 consisting of $23,952 of investment income, $8,749 realized gains, and $2,155 of net change in unrealized appreciation/(depreciation). Such revenues were generated from our Liquidity Portfolio and our Infrastructure Assets.

Series I recorded $5,633 of revenues for the six months ended June 30, 2024 consisting of $3,687 of investment income and $1,946 of net change in unrealized appreciation/(depreciation). Series II recorded $17,733 of revenues for the six months ended June 30, 2024 consisting of $11,680 of investment income and $6,053 of net change in unrealized appreciation/(depreciation). Such revenues were generated from our Liquidity Portfolio and our Infrastructure Assets.

Series I revenues increased by $8,507, consisting of an increase of $6,009 from investment income, $3,683 of realized gains and $(1,185) of net change in unrealized appreciation/(depreciation). Series II revenues increased by $17,123, consisting of an increase of $12,272 from investment income, $8,749 of realized gains and $(3,898) of net change in unrealized appreciation/(depreciation). The Company revenues increased by $25,630 consisting of an increase of $18,281 from investment income, $12,432 of realized gains and $(5,083) of net change in unrealized appreciation/(depreciation). The increases were due to the acquisition of Infrastructure Assets and increasing the Liquidity Portfolio subsequent to June 30, 2024 that are generating revenue.

Expenses

Management Fee

For the six months ended June 30, 2025, the Operating Manager earned gross Management Fees of $973, $2,169, and $3,142 from Series I, Series II and the Company, respectively, with a Special Fees offset of $260, $631, and $891, from Series I, Series II and the Company, respectively, resulting in net Management Fees of $713, $1,538, and $2,251 from Series I, Series II the Company, respectively.

For the six months ended June 30, 2024, the Operating Manager earned gross Management Fees of $244, $772, and $1,016 from Series I, Series II and the Company, respectively, with a Special Fees offset of $190, $562, and $752, from Series I, Series II and the Company, respectively, resulting in net Management Fees of $54, $210, and $264 from Series I, Series II and the Company, respectively.

Gross Management Fees increased by $729, $1,397, and $2,126 for Series I, Series II and the Company, respectively, with an increase in the Special Fee offset of $70, $69, and $139 for Series I, Series II and the Company, respectively, resulting in net Management Fees increase of $659, $1,328, and $1,987 for Series I, Series II and the Company, respectively. The increases were due to an increase in the net asset value subsequent to June 30, 2024, which was primarily driven by capital raises and revenue generated from the Infrastructure Assets and Liquidity Portfolio.

Selling Commissions and Ongoing Distribution and Servicing Fees

For the six months ended June 30, 2025, and June 30, 2024 neither Series paid the Dealer Manager for any annual distribution fees, shareholder servicing fees, upfront selling commission or dealer manager fees.

Special Fees

For the six months ended June 30, 2025, $260, $631, and $891 of Special Fees allocable to the Company were received by an affiliate of the Operating Manager, which will be used to offset Management Fees for Series I, Series II and the Company, respectively. For the six months ended June 30, 2025, $260, $631, and $891 of the total Special Fees allocable to the Company were used to offset Management Fees for Series I, Series II and the Company, respectively. As of June 30, 2025 Series I, Series II, and the Company did not have any remaining special fees allocable for future Management Fees.

For the six months ended June 30, 2024, $357, $1,058, and $1,415 of Special Fees allocable to the Company were received by an affiliate of the Operating Manager, which will be used to offset Management Fees for Series I, Series II and the Company, respectively. For the six months ended June 30, 2024, $190, $562, and $752 of the total Special Fees allocable to the Company were used to offset Management Fees for Series I, Series II and the Company, respectively. As of June 30, 2024, Series I, Series II, and the Company share of remaining Special Fees allocable for future Management Fee offset was $167, $496, and $663 for Series I, Series II and the Company, respectively.

Special Fees allocable to the Company used to offset Management Fees decreased by $97, $427, and $524 for Series I, Series II, and the Company, respectively. Series I, Series II, and the Company share of the remaining Special Fees allocable for future Management Fee offset decreased by $167, $496, and $663, respectively.

Performance Fee

For the six months ended June 30, 2025, the Operating Manager earned Performance Fees of $707, $1,550, and $2,257 from Series I, Series II and the Company, respectively.

For the six months ended June 30, 2024, the Operating Manager earned Performance Fees of $269, $819, and $1,088 from Series I, Series II and the Company, respectively.

Performance Fees earned by the Operating Manager increased by $438, $731 and $1,169 for Series I, Series II and the Company, respectively. The increases were due to an increase in the revenues from the Infrastructure Assets and Liquidity Portfolio.

Organizational and Offering Expenses

Series I, Series II, the Company did not incur organizational expenses for the six months ended June 30, 2025 and 2024.

For the six months ended June 30, 2025, Series I, Series II, and the Company incurred deferred offering expenses amortization were $74, $192, and $266, respectively.

Series I, Series II, and the Company incurred deferred offering expenses of $34, $101, and $135, respectively, for the six months ended June 30, 2024. For the six months ended June 30, 2024, Series I, Series II, and the Company deferred expenses amortization were $58, $192, and $250, respectively. As of June 30, 2025, deferred offering expenses for Series I, Series II and the Company were $535, $1,266 and $1,801, respectively. As of December 31, 2024, Series I, Series II and the Company deferred offering expenses were $545, $1,522 and $2,067, respectively.

Deferred offering expenses amortization increased by $16, $0 and $16 for Series I, Series II and the Company, respectively.

Organizational and Offering Expenses are paid by the Operating Manager, subject to potential recoupment as described in “Note 5. Related Party Considerations" to our financial statements in this Quarterly Report on Form 10-Q.

Operating Expenses

Series I, Series II, and the Company incurred Operating Expenses of $1,320, $3,342, and $4,662, respectively, for the six months ended June 30, 2025. These expenses relate to general and administration expenses and director fees.

Series I, Series II, and the Company incurred Operating Expenses of $946, $3,133, and $4,079, respectively, for the six months ended June 30, 2024. These expenses relate to general and administration expenses and director fees.

Operating expenses increased by $374, $209, and $583 for Series I, Series II and the Company, respectively. The increases were due to an increase in the net asset value and transaction activity.

Company Expense Support and Conditional Reimbursement of the Operating Manager

For the six months ended June 30, 2025, the Operating Manager elected to provide an Expense Support of $117, $319, and $436 for expenses incurred by Series I, Series II, and the Company, respectively.

For the six months ended June 30, 2024, the Operating Manager elected to provide an Expense Support of $632, $2,110, and $2,742 for expenses incurred by Series I, Series II, and the Company, respectively.

Expense Support decreased by $515, $1,791, and $2,306 for Series I, Series II and the Company, respectively. The decreases were due to an increase in the net asset value resulting in less Expense Support needed.

Income Taxes

For the six months ended June 30, 2025, Series I, Series II and the Company had an income tax provision of $2,541, $4,240, and $6,781, respectively, comprising of U.S. federal and state taxes, which are based upon income, dividends, and gains earned.

For the six months ended June 30, 2024, Series I, Series II and the Company had an income tax provision of $1,150, $2,949, and $4,099, respectively, comprising of U.S. federal and state taxes, which are based upon income, dividends, and gains earned.

Income tax provision increase by $1,391, $1,291, and $2,682 for Series I, Series II and the Company, respectively. The increases were due to an increase in the revenue generated by the Infrastructure Assets and Liquidity Portfolio.

Net Asset Value

We calculate NAV per Share in accordance with valuation policies and procedures that have been approved by our Board. Our NAV per Share of each type of Share is the price at which we sell and repurchase our Shares. The following tables include the number of outstanding shares and provides a breakdown of the major components of our total Net Asset Value as of June 30, 2025 and 2024 ($ in thousands, except shares):

Components of Net Asset Value	June 30, 2025	June 30, 2024
Investments at fair value (1)	$940,619	424,604
Cash and cash equivalents	418,273	96,836
Other assets	18,361	10,486
Derivative liabilities at fair value (cost of $0 )	(1,835)	-
Other liabilities	(26,337)	(10,295)
Distributions payable	(10,106)	(3,229)
Accrued performance fee	(2,256)	(1,088)
Management fee payable	(623)	-
Net Asset Value	$1,336,096	517,314
Number of outstanding shares	49,178,328	19,920,879

(1)
With respect to June 30, 2025 and 2024 at a cost of $897,614 and $415,898, respectively.

The following table provides a breakdown of our total Net Asset Value and our NAV per Share by type as of June 30, 2025 ($ in thousands, except shares and per share data):

Type	Monthly Net Asset Value	Number of Outstanding Shares	Net Asset Value per share as of June 30, 2025
Series I
A-II Shares	$303,173	11,209,721	$27.05
F-I Shares	$64,867	2,423,742	$26.76
V Shares	$1	40	$25.00
E shares	$225	8,262	$27.29
I Shares	$27,529	1,024,151	$26.88
S Shares	$3	110	$26.87
Series II
A-II Shares	$901,578	33,078,517	$27.26
F-I Shares	$31,708	1,175,793	$26.97
V Shares	$1	40	$25.00
E shares	$1,153	41,902	$27.50
I Shares	$5,855	215,940	$27.11
S Shares	$3	110	$27.09
Total	1,336,096	49,178,328

Valuation Methodologies and Significant Inputs

The following table provides quantitative measures used to determine the fair values of our Level III investments as of June 30, 2025 ($ in thousands):

June 30, 2025
Asset Type	Level III Fair Value	Valuation Technique	Unobservable Input	Input
Series I
Investments in Partnership Investment Vehicle	$91,266	Discounted Cash Flow	Discount Rate	7.50% - 15.10%
			Terminal Multiple	8.5x - 14.3x
			Exit Cap Rate	7.50%
		Transaction Price	N/A	N/A
Investments in Loans	71,498	Discounted Cash Flow	Discount Rate	6.88% - 18.20%
		Transaction Price(1)	Weighted Average Price	96.31% -101.25%
			N/A	N/A
Total	$162,764

Series II
Investments in Partnership Investment Vehicle	$216,081	Discounted Cash Flow	Discount Rate	7.50% - 15.10%
			Terminal Multiple	8.5x - 14.3x
			Exit Cap Rate	7.50%
		Transaction Price	N/A	N/A
Investments in Loans	169,279	Discounted Cash Flow	Discount Rate	6.88% - 18.20%
		Transaction Price(1)	Weighted Average Price	96.31% -101.25%
			N/A	N/A
Total	$385,360

Total
Investments in Partnership Investment Vehicle	$307,347	Discounted Cash Flow	Discount Rate	7.50% - 15.10%
			Terminal Multiple	8.5x - 14.3x
			Exit Cap Rate	7.50%
		Transaction Price	N/A	N/A
Investments in Loans	240,777	Discounted Cash Flow	Discount Rate	6.88% - 18.20%
		Transaction Price(1)	Weighted Average Price	96.31% -101.25%
			N/A	N/A
Total	$548,124

(1) As of June 30, 2025, none of Series I, Series II, or the Company earned or capitalized any PIK income on investments in loans valued using Transaction Price. For the six months ended June 30, 2025, Series I, Series II and the Company, earned and capitalized PIK income of $3,553, $8,849, and $12,402 respectively.

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

As of June 30, 2025, total unrealized depreciation on foreign currency forward contracts of $520, $1,315, and $1,835 were recorded in the Consolidated Statements of Assets and Liabilities as derivative liabilities at fair value for Series I, Series II, and the Company, respectively. For the three months ended June 30, 2025, the change in net unrealized appreciation/(depreciation) on foreign currency forward contracts was $(615), $(1,575) and $(2,190), for Series I, Series II, and the Company, respectively. For the six months ended June 30, 2025, the change in net unrealized appreciation/ (depreciation) on foreign currency forward contracts was $(520), $(1,315), $(1,835). There were no foreign currency contracts held as of June 30, 2024.

Distributions

For the three and six months ended June 30, 2025, the Company declared distributions on the following outstanding shares of the Company in the amounts per share set forth below:

Type	Three months ended June 30, 2025	Six months ended June 30, 2025
Series I
A-II Shares	$0.21	$0.41
F-I Shares	$0.21	$0.41
E Shares	$0.21	$0.41
I Shares	$0.21	$0.41
S Shares	$0.21	$0.41
Series II
A-II Shares	$0.21	$0.41
F-I Shares	$0.21	$0.41
E Shares	$0.21	$0.41
I Shares	$0.21	$0.41
S Shares	$0.21	$0.41

Liquidity and Capital Resources

As of June 30, 2025, the Company had $418,273 in cash and cash equivalents, primarily the result from sales of our Shares.

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

Share Repurchases

For the three months ended June 30, 2025, the Company repurchased 43,023 Series I A-II Shares, 28,602 Series I F-I Shares, 82,796 Series II A-II Shares, and 791 Series II E Shares,of the Company’s equity securities for an aggregate purchase price of $4,178. For the six months ended June 30, 2025, the Company repurchased 68,719 Series I A-II shares, 38,612 Series I F-1 Shares, 229,485 Series A-II Shares, and 791 Series II E Shares of the Company's equity securities for an aggregate purchase price of $9,075. We expect that each Series will conduct quarterly Share repurchases (each, a “Share Repurchase”) for up to 5.0% of the aggregate NAV of our outstanding Investor Shares and E Shares of each Series (measured across both Series) at a price based on the NAV per Share as of the last business day of the quarter prior to the commencement of a Share Repurchase (the “Repurchase Plan”). The Company made Share Repurchases beginning in the second quarter of 2024. Due to tax considerations and other factors, the NAV between each Series will differ, and because of differential fees and other factors, NAV between Share type will differ, but all NAV calculations are expected to be based on the joint underlying economic interests of both Series in the Infrastructure Assets.

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

Cash Flows

The following table summarizes the changes to our cash flows for the six months ended June 30, 2025 and 2024 ($ in thousands):

Cash Flow From:	For the six months ended June 30,2025	For the six months ended June 30,2024
Operating Activities	$(267,964)	$(268,362)
Financing Activities	366,075	243,927
Net (decrease) in cash and Cash Equivalents	$98,111	$(24,435)

Cash used in operating activities

Our cash flow used in operating activities was $267,964 for the six months ended June 30, 2025, which mostly relates to the acquisition, and the sale and syndication of Infrastructure Assets. Our net increase in net assets resulting from operations was $33,215 for the six months ended June 30, 2025, which reflects income from interest and dividends and an increase in the value of our Infrastructure Assets and Liquidity Portfolio, partially offset by expenses and income taxes incurred.

Our cash flow used in operating activities was $268,362 for the six months ended June 30, 2024, which mostly relates to the acquisition of Infrastructure Assets. Our net increase in net assets resulting from operations was $16,328 for the six months ended June 30, 2024, which reflects income interest and an increase in the value of our Infrastructure Assets and Liquidity Portfolio, partially offset by expenses and income taxes incurred.

Cash provided by financing activities

Our cash flow provided by financing activities was $366,075 for the three months ended June 30, 2025, which reflects the gross proceeds from the sale of Shares pursuant to our Private Offering, repurchase of shares, and distribution to investors.

Our cash flow provided by financing activities was $243,927 for the six months ended June 30, 2024, which reflects the gross proceeds from the sale of Shares pursuant to our Private Offering, repurchase of shares, and distribution to investors.

Critical Accounting Estimates

Below is a discussion of the accounting policies that management considers critical. We consider these policies critical because they involve significant judgments and assumptions and require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. Our accounting policies have been established to conform with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to use judgments in the application of such policies. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

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

Contractual Obligations

See “Note 7. Commitments and Contingencies” to our financial statements in this Quarterly Report on Form 10-Q for our contractual obligations and commitments with payments due subsequent to June 30, 2025.

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

Changes in Fair Value

All of our Infrastructure Assets as of June 30, 2025 are reported at fair value. Net changes in the fair value of Infrastructure Assets impact the net increase or decrease in net assets resulting from operations in our Consolidated Statements of Operations. Based on Infrastructure Assets held as of June 30, 2025, we estimate that an immediate 10% increase or decrease in the fair value of Infrastructure Assets generally would result in a commensurate change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the Infrastructure Asset was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Based on the fair value of Infrastructure Assets as of June 30, 2025, we estimate that an immediate, hypothetical 10% increase or decline in the fair value of Infrastructure Assets would result in an increase or decline, respectively, in net assets resulting from operations of $94,061, if not offset by other factors.

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

Additionally, with respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt acquisitions to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our debt acquisitions to increase. As of June 30, 2025, we had no indebtedness.

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

Part II. Other Information

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2025, we were not involved in any material legal proceedings.

Item 1A. Risk Factors

For information regarding the risk factors that could affect the Company’s business, operating results, financial condition and liquidity, see the information under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes to the risk factors previously disclosed in such filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2025, the Company repurchased Shares in the following amounts:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2025 to April 30, 2025	-	$-	-	-
May 1, 2025 to May 31, 2025(1)(2)	155,212	$26.92	155,212	-
June 1, 2025 to June 30, 2025	-	$-	-	-
Total	155,212	$26.92	155,212	-

(1)
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
(2)
The Shares listed above were repurchased on May 9, 2025. See “Part II, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Share Repurchases” in this Quarterly Report on Form 10-Q for a discussion of the Company’s share repurchases for applicable share classes during the quarter ended June 30, 2025.

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

APOLLO INFRASTRUCTURE COMPANY LLC

/s/ Yvette Novo
Date: August 14, 2025	Chief Financial Officer
(Principal Financial Officer)