Form 10-Q
period 2025-09-30
Apollo Infrastructure Co LLC
filed 2025-11-14
CIK 1971381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 14, 2025, the registrant had, (i) with respect to Series I limited liability company interests, 40 V Shares, 12,734,404 A-II Shares, 9,770 E Shares, 2,692,414 F-I Shares, 110 S Shares and 1,389,475 I Shares and (ii) with respect to Series II limited liability company interests, 40 V Shares, 37,407,122 A-II Shares, 45,460 E Shares, 2,362,004 F-I Shares, 110 S Shares and 273,018 I Shares outstanding.

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

Part I. Financial Information

Item 1. Financial Statements

Apollo Infrastructure Company LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	as of September 30, 2025 (Unaudited)			as of December 31, 2024
	Series I	Series II	Total	Series I	Series II	Total
Assets
Investments at fair value (cost at September 30, 2025 of $359,893; $862,604; $1,222,497; and at December 31, 2024 of $156,833; $436,817; $593,650; respectively)	$379,057	$913,892	$1,292,949	$166,652	$465,253	$631,905
Cash and cash equivalents	62,451	152,796	215,247	84,681	236,861	321,542
Foreign currencies at fair value (cost as at September 30, 2025 of $15,051; $36,288; $51,339; respectively)	15,222	36,701	51,923	-	-	-
Prepaid expenses and other assets	2,358	5,652	8,010	1,766	5,134	6,900
Receivables from investments sold	6,979	16,825	23,804	-	-	-
Deferred offering expenses	489	1,178	1,667	545	1,522	2,067
Derivative assets	188	432	620	-	-	-
Due from Operating Manager	2,423	5,842	8,265	2,083	5,817	7,900
Total assets	$469,167	$1,133,318	$1,602,485	$255,727	$714,587	$970,314
Liabilities
Derivative liabilities	$166	$482	$648	$-	$-	$-
Management fee payable	-	-	-	117	303	420
Accrued performance fee payable	1,482	3,148	4,630	982	2,721	3,703
Distribution payable	3,369	8,191	11,560	1,863	5,181	7,044
Payable for investments purchased	4,221	10,177	14,398	-	-	-
Deferred taxes liability	4,213	7,628	11,841	2,299	5,455	7,754
Other accrued expenses and liabilities	3,729	6,286	10,015	870	2,467	3,337
Due to Operating Manager	2,423	5,842	8,265	2,047	5,713	7,760
Notes Payable	214	214	428	-	-	-
Total liabilities	$19,817	$41,968	$61,785	$8,178	$21,840	$30,018
Commitments and contingencies (Note 8)
Total net assets	$449,350	$1,091,350	$1,540,700	$247,549	$692,747	$940,296

Net assets are comprised of:
A-II Shares, at September 30, 2025; Series I: 12,428,261; Series II: 36,754,631; and Total: 49,182,892 and at December 31, 2024; Series I: 8,109,427; Series II: 24,755,955; and Total: 32,865,382, shares authorized, issued and outstanding; respectively	$340,779	$1,019,217	$1,359,996	$216,781	$665,553	$882,334
F-I Shares, at September 30, 2025; Series I: 2,697,182; Series II: 2,332,952; and Total: 5,030,134, and at December 31, 2024; Series I: 1,154,705; Series II: 999,415; and Total: 2,154,120, shares authorized, issued and outstanding; respectively	$73,046	$63,888	136,934	30,652	26,678	57,330
E Shares, at September 30, 2025; Series I: 9,698; Series II: 42,523; and Total: 52,221 and at December 31, 2024; Series I: 4,262; Series II: 19,052; and Total: 23,314, shares authorized, issued and outstanding; respectively	$269	$1,192	1,461	115	515	630
V Shares, at September 30, 2025 Series I: 40; Series II: 40; and Total: 80, and at December 31, 2024; Series I: 40; Series II: 40; and Total: 80, shares authorized issued and outstanding; respectively	$1	$1	2	1	1	2
I Shares at September 30, 2025; Series I: 1,297,753; Series II: 256,351; and Total: 1,554,104 shares authorized, issued and outstanding; respectively	$35,252	$7,049	42,301	-	-	-
S Shares at September 30, 2025; Series I: 110; Series II: 110; and Total: 220 shares authorized, issued and outstanding; respectively	$3	$3	6	-	-	-
Total net assets	$449,350	$1,091,350	$1,540,700	$247,549	$692,747	$940,296

	as of September 30, 2025 (Unaudited)			as of December 31, 2024
	Series I	Series II	Total	Series I	Series II	Total

Net asset value per share
A-II Shares:
Net assets	$340,779	$1,019,217	$1,359,996	$216,781	$665,553	$882,334
Shares outstanding	$12,428,261	$36,754,631	49,182,892	8,109,427	24,755,955	32,865,382
Net asset value per share	$27.42	$27.73	$27.65	26.73	$26.88	$26.85
F-I Shares:
Net assets	$73,046	$63,888	$136,934	$30,652	$26,678	$57,330
Shares outstanding	$2,697,182	$2,332,952	5,030,134	1,154,705	999,415	2,154,120
Net asset value per share	$27.08	$27.39	$27.22	26.55	$26.69	$26.61
E Shares:
Net assets	$269	$1,192	$1,461	$115	$515	$630
Shares outstanding	$9,698	$42,523	52,221	4,262	19,052	23,314
Net asset value per share	$27.73	$28.04	$27.98	26.88	$27.03	$27.00
V Shares:
Net assets	$1	$1	$2	$1	$1	$2
Shares outstanding	$40	$40	80	40	40	80
Net asset value per share	$25.00	$25.00	$25.00	25.00	$25.00	$25.00
I Shares:
Net assets	$35,252	$7,049	$42,301	$-	$-	$-
Shares outstanding	$1,297,753	$256,351	1,554,104	-	-	-
Net asset value per share	$27.16	$27.50	$27.22	-	$-	$-
S Shares:
Net assets	$3	$3	$6	$-	$-	$-
Shares outstanding	$110	$110	220	-	-	-
Net asset value per share	$27.15	$27.48	$27.31	-	$-	$-

See notes to consolidated financial statements

Apollo Infrastructure Company LLC

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended September 30, 2025 (Unaudited)			For the Nine Months Ended September 30, 2025 (Unaudited)			For the Three Months Ended September 30, 2024 (Unaudited)			For the Nine Months Ended September 30, 2024 (Unaudited)
	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Investment income
Interest Income	$4,493	$10,825	$15,318	$12,991	$31,862	$44,853	$3,025	$8,389	$11,414	$6,712	$20,069	$26,781
Dividend Income	175	423	598	1,373	3,338	4,711	-	-	-	-	-	-
Total investment income	$4,668	$11,248	$15,916	$14,364	$35,200	$49,564	$3,025	$8,389	$11,414	$6,712	$20,069	$26,781

Expenses
General and administration expenses	$678	$1,614	$2,292	$1,911	$4,734	$6,645	$621	$1,735	$2,356	$1,528	$4,738	$6,266
Directors fees	49	117	166	136	339	475	28	76	104	66	206	272
Deferred offering expenses amortization	39	94	133	113	286	399	35	98	133	93	290	383
Management fees, net	452	914	1,366	1,165	2,452	3,617	54	127	181	108	337	445
Performance fees	775	1,598	2,373	1,482	3,148	4,630	210	562	772	479	1,381	1,860
Organizational expenses	-	-	-	-	-	-	7	19	26	7	19	26
Total expenses	$1,993	$4,337	$6,330	$4,807	$10,959	$15,766	$955	$2,617	$3,572	$2,281	$6,971	$9,252
Less: Expense reimbursement (support) to/from Operating Manager	21	50	71	(96)	(269)	(365)	(262)	(739)	(1,001)	(894)	(2,849)	(3,743)
Net expenses	$2,014	$4,387	$6,401	$4,711	$10,690	$15,401	$693	$1,878	$2,571	$1,387	$4,122	$5,509
Net investment income before taxes	$2,654	$6,861	$9,515	$9,653	$24,510	$34,163	$2,332	$6,511	$8,843	$5,325	$15,947	$21,272
Provision for (benefit from) income taxes	2,691	2,630	5,321	5,232	6,870	12,102	918	2,112	3,030	2,068	5,061	7,129
Net investment income	$(37)	$4,231	$4,194	$4,421	$17,640	$22,061	$1,414	$4,399	$5,813	$3,257	$10,886	$14,143
Net realized and unrealized gain/(loss)
Net realized gain/(loss) from investments and foreign currencies	660	1,582	2,242	4,343	10,331	14,674	56	158	214	56	158	214
Net realized gain/(loss) from derivatives	(126)	(305)	(431)	(126)	(305)	(431)	-	-	-	-	-	-
Net change in unrealized appreciation/(depreciation) from investments and foreign currencies	8,042	19,401	27,443	9,323	22,871	32,194	1,406	3,853	5,259	3,352	9,906	13,258
Net change in unrealized appreciation/(depreciation) from derivatives	542	1,265	1,807	22	(50)	(28)	-	-	-	-	-	-
Net realized and unrealized gain/(loss)	$9,118	$21,943	$31,061	$13,562	$32,847	$46,409	$1,462	$4,011	$5,473	$3,408	$10,064	$13,472

Net increase (decrease) in net assets resulting from operations	$9,081	$26,174	$35,255	$17,983	$50,487	$68,470	$2,876	$8,410	$11,286	$6,665	$20,950	$27,615

See notes to consolidated financial statements

Apollo Infrastructure Company LLC

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended September 30, 2025 (Unaudited)			For the Nine Months Ended September 30, 2025 (Unaudited)			For the Three Months Ended September 30, 2024 (Unaudited)			For the Nine Months Ended September 30, 2024 (Unaudited)
	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Operations
Net investment income	$(37)	$4,231	$4,194	$4,421	$17,640	$22,061	$1,414	$4,399	$5,813	$3,257	$10,886	$14,143
Net realized gain/(loss) from investments and foreign currencies	660	1,582	2,242	4,343	10,331	14,674	56	158	214	56	158	214
Net realized gain/(loss) from derivatives	(126)	(305)	(431)	(126)	(305)	(431)	-	-	-	-	-	-
Net change in unrealized appreciation/(depreciation) from investments and foreign currencies	8,042	19,401	27,443	9,323	22,871	32,194	1,406	3,853	5,259	3,352	9,906	13,258
Net change in unrealized appreciation/(depreciation) from derivatives	542	1,265	1,807	22	(50)	(28)	-	-	-	-	-	-
Net increase (decrease) in net assets resulting from operations	$9,081	$26,174	$35,255	$17,983	$50,487	$68,470	$2,876	$8,410	$11,286	$6,665	$20,950	$27,615
Distributions
A-II Shares:	$(2,555)	$(7,650)	$(10,205)	$(6,905)	$(20,122)	$(27,027)	$(1,195)	$(3,481)	$(4,676)	$(2,395)	$(7,315)	$(9,710)
F-I Shares:	(548)	(479)	(1,027)	(1,312)	(944)	(2,256)	(120)	(89)	(209)	(177)	(116)	(293)
E Shares:	(2)	(9)	(11)	(4)	(24)	(28)	(1)	(2)	(3)	(1)	(3)	(4)
I Shares:	(264)	(53)	(317)	(544)	(104)	(648)	-		-	-	-	-
S Shares:	-	-	-	-	-	-	-	-	-	-	-	-
Net increase (decrease) in net assets resulting from distributions	$(3,369)	$(8,191)	$(11,560)	$(8,765)	$(21,194)	$(29,959)	$(1,316)	$(3,572)	$(4,888)	$(2,573)	$(7,434)	$(10,007)
Capital Share Transaction
A-II Shares:
Consideration from issuance of shares	$33,788	$101,543	$135,331	$118,749	$331,246	$449,995	$47,144	$119,248	$166,392	$123,121	$278,790	$401,911
Reinvestment of distributions	151	1,188	1,339	312	2,727	3,039	2	339	341	2	603	605
Repurchases of shares	(846)	(1,996)	(2,842)	(2,688)	(8,178)	(10,866)	(540)	(208)	(748)	(540)	(310)	$(850)
F-I Shares:
Consideration from issuance of shares	$7,372	$31,020	$38,392	$42,135	$35,400	$77,535	$10,857	$9,820	$20,677	$17,302	$12,760	$30,062
Reinvestment of distributions	185	196	381	333	539	872	16	6	22	19	9	28
Repurchases of shares	(231)	-	(231)	(1,259)	-	(1,259)	(147)	-	(147)	(147)	-	$(147)
E Shares:
Consideration from issuance of shares	$38	$10	$48	$143	$645	$788	$27	$83	$110	$102	$253	$355
Reinvestment of distributions	2	7	9	3	16	19	-	-	-	-	-	-
Repurchases of shares	-	-	-	-	(22)	(22)	-	-	-	-	-	$-
I Shares:
Consideration from issuance of shares	$7,204	$1,063	$8,267	$34,616	$6,889	$41,505	$-	$-	$-	$-	$-	$-
Reinvestment of distributions	177	38	215	236	45	281	-	-	-	-	-	-
Repurchases of shares	-	-	-	-	-	-	-	-	-	-	-	$-
S Shares:
Consideration from issuance of shares	$-	$-	$-	$3	$3	$6	$-	$-	$-	$-	$-	$-
Reinvestment of distributions	-	-	-	-	-	-	-	-	-	-	-	-
Repurchases of shares	-	-	-	-	-	-	-	-	-	-	-	$-
V Shares:
Consideration from issuance of shares	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Net increase (decrease) in capital share transaction	$47,840	$133,069	$180,909	$192,583	$369,310	$561,893	$57,359	$129,288	$186,647	$139,859	$292,105	$431,964
Net Assets
Total increase (decrease) in net assets during the period	$53,552	$151,052	$204,604	$201,801	$398,603	$600,404	$58,919	$134,126	$193,045	$143,950	$305,621	$449,571
Net assets at beginning of period	395,798	940,298	1,336,096	247,549	692,747	940,296	131,773	385,541	517,314	46,742	214,046	260,788
Net assets at end of period	$449,350	$1,091,350	$1,540,700	$449,350	$1,091,350	$1,540,700	$190,692	$519,667	$710,359	$190,692	$519,667	$710,359

See notes to consolidated financial statements

Apollo Infrastructure Company LLC

Consolidated Statements of Cash Flows (Unaudited)

(in thousands, except share and per share data)

	For the Nine Months Ended September 30, 2025 (unaudited)			For the Nine Months Ended September 30, 2024 (unaudited)
	Series I	Series II	Total	Series I	Series II	Total
Operating activities
Net increase/(decrease) in net assets resulting from operations	$17,983	$50,487	$68,470	$6,665	$20,950	$27,615
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash used in operating activities:
Amortization of restricted stock shares	48	75	123	18	49	67
Net change in unrealized (appreciation)/depreciation from investments and foreign currencies	(9,323)	(22,871)	(32,194)	(3,352)	(9,906)	(13,258)
Net change in unrealized appreciation/(depreciation) from derivatives	(22)	50	28	-	-	-
Payment-in-kind interest capitalized	(3,688)	(8,890)	(12,578)	(2,311)	(6,884)	(9,195)
Payment-in-kind warrants received	-	-	-	(388)	(1,136)	(1,524)
Acquisition of Infrastructure Assets, net of rebalancing transaction of $21,123 to Series I and $(21,123) to Series II for the nine months ended September 2025 and ($21,601) to Series I and $21,601 to Series II for nine months ended September 2024	(261,107)	(566,269)	(827,376)	(104,728)	(237,239)	(341,967)
Proceeds from sale/syndication of Infrastructure Assets	61,715	149,391	211,106	12,142	33,062	45,204
Deferred offering expenses amortization	113	286	399	93	290	383
Changes in operating assets and liabilities:						-
(Increase)/decrease in prepaid expenses and other assets, excluding restricted cash(1)	(751)	(862)	(1,613)	(919)	(2,310)	(3,229)
(Increase)/decrease in deferred offering expenses	(58)	58	-	(252)	117	(135)
(Increase)/decrease in due from Operating Manager	(340)	(25)	(365)	(1,315)	(2,428)	(3,743)
(Increase)/decrease in receivables from investments sold	(6,979)	(16,825)	(23,804)	-	-	-
(Decrease)/increase in Management fee payable	(117)	(303)	(420)	19	(19)	-
(Decrease)/increase in accrued performance fees	500	427	927	452	1,256	1,708
(Decrease)/increase in organization expenses payable	-	-	-	(12)	(67)	(79)
(Decrease)/increase in offering expenses payable	-	-	-	(34)	(163)	(197)
(Decrease)/increase in deferred taxes liability	1,914	2,173	4,087	-	-	-
(Decrease)/increase in other accrued expenses and liabilities	2,859	3,819	6,678	1,480	3,102	4,582
(Decrease)/increase in due to Operating Manager	376	129	505	1,217	2,572	3,789
(Decrease)/increase in payable for investments purchased	4,221	10,177	14,398	2,040	5,556	7,596
Net cash used in operating activities	$(192,656)	$(398,973)	$(591,629)	$(89,185)	$(193,198)	$(282,383)
Financing activities
Proceeds from issuance of shares	195,646	374,183	569,829	141,025	291,803	432,828
Note Borrowings	214	214	428	-	-	-
Payment on repurchases of shares	(3,947)	(8,200)	(12,147)	(687)	(310)	(997)
Distribution	(6,376)	(14,857)	(21,233)	(1,236)	(3,250)	(4,486)
Net cash provided by financing activities	$185,537	$351,340	$536,877	$139,102	$288,243	$427,345

Cash and cash equivalents
Net increase in cash and cash equivalents	(7,119)	(47,633)	(54,752)	49,917	95,045	144,962
Cash and cash equivalents at beginning of period	84,681	236,861	321,542	21,575	99,696	121,271
Cash, Cash equivalents, foreign currencies at fair value and restricted cash at end of period(1)	$77,562	$189,228	$266,790	$71,492	$194,741	$266,233

Supplemental disclosure of cash flow information:
Income taxes paid	$1,291	$2,577	$3,868	$1,345	$3,162	$4,507
Payment-in-kind income	$3,688	$8,890	$12,578	$2,699	$8,020	$10,719
Noncash financing activities not included - distribution payable	$3,369	$8,191	$11,560	$1,316	$3,572	$4,888
Noncash financing activities not included - reinvestment of distribution	$884	$3,327	$4,211	$21	$612	$633

(1) Included in Cash, cash equivalents and restricted cash as of September 30, 2025, are $(112), $(268) and $(380) for Series I, Series II and the Company respectively, of restricted cash as collateral, which are included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. There was no restricted cash held as of September 30, 2024 for Series I, Series II, or the Company.

See notes to consolidated financial statements

Apollo Infrastructure Company LLC

Condensed Consolidated Schedules of Investments (Unaudited)

September 30, 2025

(in thousands, except share and per share data)

Description	Geography/Region	Industry/Type	Principal Amount or Number of Shares	Fair Value	Fair Value as a Percentage of Net Assets(1)
Series I
Investments in Partnership Investment Vehicle:(2)
Other Infrastructure Assets	United States	Power & Utilities		$53,284	11.9%
AIC 3-Z Subsidiary, LLC(3)	United States	Various		38,520	8.6%
AP Aegis Aggregator, SCSp(4)	Europe	Digital		37,868	8.4%
Novus Holdings Parent, L.P.	United States	Transportation		34,624	7.7%
Other Infrastructure Assets	United States	Transportation		26,922	6.0%
AP Hercules Aggregator SCSp(5)	Norway	Transportation		25,648	5.7%
CN Jackalope Holdings, LLC(6)	United States	Power & Utilities		23,547	5.2%
Other Infrastructure Assets	Canada	Social		16,347	3.6%
Total Investments in Partnership Investment Vehicle (Cost of $238,062)				$256,760	57.1%

Investments in Loans:
Other Infrastructure Assets	United States	Power & Utilities		$59,647	13.3%
Other Infrastructure Assets	United States	Digital		33,867	7.5%
Other Infrastructure Assets	United States	Transportation		14,188	3.2%
Other Infrastructure Assets	Europe	Digital		7,036	1.6%
Other Infrastructure Assets	Various	Transportation		6,529	1.5%
Other Infrastructure Assets	Various	Digital		1,030	0.2%
Total Investments in Loans (Cost of $121,831)				$122,297	27.3%

Total Investments Series I (Cost of $359,893)				$379,057	84.4%

Derivative Assets:(7)
Foreign Currency Forward Contracts	N/A	N/A		$188	0.0%
Total Derivative Assets				$188	0.0%

Derivative Liabilities:(7)
Foreign Currency Forward Contracts	N/A	N/A		$(166)	0.0%
Total Derivative Liabilities				$(166)	0.0%

Total Investments, Derivative Assets and Derivative Liabilities- Series I (Cost of $359,893)				$379,079	84.4%
Series II
Investments in Partnership Investment Vehicle:(2)
Other Infrastructure Assets	United States	Power & Utilities		$128,465	11.8%
AIC 3-Z Subsidiary, LLC(3)	United States	Various		92,871	8.5%
AP Aegis Aggregator, SCSp(4)	Europe	Digital		91,299	8.4%
Novus Holdings Parent, L.P.	United States	Transportation		83,477	7.6%
Other Infrastructure Assets	United States	Transportation		64,905	5.9%
AP Hercules Aggregator SCSp(5)	Norway	Transportation		61,836	5.7%
CN Jackalope Holdings, LLC(6)	United States	Power & Utilities		56,772	5.2%
Other Infrastructure Assets	Canada	Social		39,413	3.6%
Total Investments in Partnership Investment Vehicle (Cost of $570,976)				$619,038	56.7%

Description	Geography/Region	Industry/Type	Principal Amount or Number of Shares	Fair Value	Fair Value as a Percentage of Net Assets(1)

Investments in Loans:
Other Infrastructure Assets	United States	Power & Utilities		$143,809	13.2%
Other Infrastructure Assets	United States	Digital		81,651	7.5%
Other Infrastructure Assets	United States	Transportation		34,206	3.1%
Other Infrastructure Assets	Europe	Digital		16,964	1.6%
Other Infrastructure Assets	Various	Transportation		15,741	1.4%
Other Infrastructure Assets	Various	Digital		2,483	0.2%
Total Investments in Loans (Cost of $291,628)				$294,854	27.0%

Total Investments Series II (Cost of $862,604)				$913,892	83.7%

Derivative Assets:(7)
Foreign Currency Forward Contracts	N/A	N/A		$432	0.1%
Total Derivative Assets				$432	0.1%

Derivative Liabilities:(7)
Foreign Currency Forward Contracts	N/A	N/A		$(482)	-0.1%
Total Derivative Liabilities				$(482)	-0.1%

Total Investments, Derivative Assets and Derivative Liabilities - Series II (Cost of $862,604)				$913,842	83.7%
Total
Investments in Partnership Investment Vehicle:(2)
Other Infrastructure Assets	United States	Power & Utilities		$181,749	11.8%
AIC 3-Z Subsidiary, LLC(3)	United States	Various		131,391	8.5%
AP Aegis Aggregator, SCSp(4)	Europe	Digital		129,167	8.4%
Novus Holdings Parent, L.P.	United States	Transportation		118,101	7.7%
Other Infrastructure Assets	United States	Transportation		91,827	6.0%
AP Hercules Aggregator SCSp(5)	Norway	Transportation		87,484	5.7%
CN Jackalope Holdings, LLC(6)	United States	Power & Utilities		80,319	5.2%
Other Infrastructure Assets	Canada	Social		55,760	3.6%
Total Investments in Partnership Investment Vehicle (Cost of $809,038)				$875,798	56.9%

Investments in Loans:
Other Infrastructure Assets	United States	Power & Utilities		$203,456	13.2%
Other Infrastructure Assets	United States	Digital		115,518	7.5%
Other Infrastructure Assets	United States	Transportation		48,394	3.1%
Other Infrastructure Assets	Europe	Digital		24,000	1.6%
Other Infrastructure Assets	Various	Transportation		22,270	1.4%
Other Infrastructure Assets	Various	Digital		3,513	0.2%
Total Investments in Loans (Cost of $413,459)				$417,151	27.0%

Total Investments (Cost of $1,222,497)				$1,292,949	83.9%

Derivative Assets:(7)
Foreign Currency Forward Contracts	N/A	N/A		$620	0.0%
Total Derivative Assets				$620	0.0%

Derivative Liabilities:(7)
Foreign Currency Forward Contracts	N/A	N/A		$(648)	0.0%
Total Derivative Liabilities				$(648)	0.0%

Total Investments, Derivative Assets and Derivative Liabilities - (Cost of $1,222,497)				$1,292,921	83.9%

(1)
Fair Value as a percentage of Net Assets shown as a percentage of Net Assets of the respective Series. Numbers may not add due to rounding.
(2)
Partnership investment vehicle includes investments in both limited partnerships and limited liability companies.
(3)
Represents an investment in an affiliated entity of the Company.
(4)
Series I, Series II and the Company indirectly own 358,465,114, 864,246,575, and 1,222,711,689 units, respectively, in Aegis TopCo S.a.rl., an investment in the Digital industry in Europe. The fair value of Series I, Series II and the Company investment in units of Aegis TopCo S.a.rl. were $37,783, $91,092 and $128,875, respectively, and the percentage of Net Asset Value of Series I, Series II, and the Company for each investment was 8.4%.
(5)
Series I, Series II and the Company indirectly own 24,254,207, 58,476,026, and 82,730,233 units, respectively, in AP Hercules UK Ltd , an investment in the Transportation industry in Norway. The fair value of Series I, Series II and the Company's investment in units of AP Hercules UK Ltd were $25,639, $61,814 and $87,453, respectively, and the percentage of Net Asset Value of Series I, Series II, and the Company for each investment was 5.8%.
(6)
Series I, Series II and the Company indirectly own 10,328,884, 24,902,570, and 35,231,454 Series A-2 units, respectively, in CN Jackalope Holdings, LLC, an investment in the Power & Utilities industry in the United States. The fair value of Series I, Series II and the Company's investment in Series A-2 units of CN Jackalope Holdings, LLC were $10,388, $25,047 and $35,435, respectively, and the percentage of Net Asset Value of Series I, Series II, and the Company for each investment was 2.3%. Series I, Series II and the Company indirectly own 13,124,894, 31,643,651, and 44,768,545 Series A-3 units, respectively, in CN Jackalope Holdings, LLC. The fair value of Series I, Series II and the Company's investment in CN Jackalope Holdings, LLC were $13,159, $31,725 and $44,884, respectively, and the percentage of Net Asset Value of Series I, Series II, and the Company for each investment was 2.9%.
(7)
See Note 4. Derivative Instruments for additional information of derivative assets and derivative liabilities.

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

Cash and Cash Equivalents – As of September 30, 2025 and December 31, 2024, cash and cash equivalents were comprised of cash and fundings into money market funds sponsored by a U.S. financial institution. As of September 30, 2025, Series I, Series II, and the Company held $62,451, $152,796, and $215,247, respectively, in money market funds, all of which were held in the Goldman Sachs Financial Square Government Fund. As of December 31, 2024, Series I, Series II, and the Company held $84,681, $236,861 and $321,542, respectively, in money market funds, all of which were held in the Goldman Sachs Financial Square Government Fund.

Organizational and Offering Expenses – Organizational expenses are expensed as incurred. Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business.

Offering expenses include registration fees and legal fees regarding the preparation of the Company’s registration statement on Form 10. Offering expenses are accounted for as deferred costs until operations begin. For the three months ended September 30, 2025, Series I, Series II, and the Company deferred offering expenses amortization were $39, $94, and $133, respectively. For the nine months ended September 30, 2025, Series I, Series II, and the Company deferred offering expenses amortization were $113, $286, and $399, respectively. For the three months ended September 30, 2024, Series I, Series II, and the Company deferred offering expenses amortization were $35, $98, and $133, respectively. For the nine months ended September 30, 2024, Series I, Series II, and the Company deferred offering expenses amortization were $93, $290, and $383, respectively.

As of September 30, 2025, deferred offering expenses for Series I, Series II and the Company were $489, $1,178 and $1,667, respectively. As of December 31, 2024, Series I, Series II and the Company deferred offering expenses were $545, $1,522 and $2,067, respectively.

The Operating Manager may elect to provide expense support for certain organization and offering expenses which is subject to potential recoupment as described in Note 6 Related Party Considerations.

Investment Income – The Company records dividend income and accrues interest income pursuant to the terms of the respective Infrastructure Asset, unless, in the case of dividend income, the Company determines that the Infrastructure Asset does not have positive earnings in which case such dividend income is treated as a return of capital. Payment-in-Kind (PIK) interest is accrued monthly on PIK fixed income securities in accordance with the contractual terms of those Infrastructure Assets. In the case of proceeds received from investments in a partnership investment vehicle and limited partnerships, the Company determines the character of such proceeds and record any interest income, dividend income, realized gains or returns of capital accordingly. For the three and nine months ended September 30, 2025 and 2024, investment income was comprised of interest and dividend income from Infrastructure Assets and cash and cash equivalents.

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

Certain partnership investments vehicles are measured at fair value using the reported NAV of the investee (“the Aggregator entity”) as a practical expedient. The Aggregator entity applies due diligence, valuation policies, and monitoring procedures to assess whether NAV represents fair value. If NAV is deemed not reflective of fair value or if the Aggregator entity is not an investment company, the Aggregator entity will estimate fair value in good faith under its valuation policies. These investments may be subject to redemption restrictions, lock-up provisions, unfunded commitments and are excluded from the fair value hierarchy described above.

Derivative Instruments — The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements. The Company does not utilize hedge accounting with respect to derivative instruments and as such, the Company recognizes its derivative instruments at fair value with changes included in net change in unrealized appreciation/(depreciation) from foreign currency forward contracts on the Consolidated Statements of Operations. Derivative instruments are measured in terms of the notional contract amount and derive their value based upon one or more underlying instruments.

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

The Company enters into foreign currency forward contracts to reduce the Company’s exposure to fluctuations in the fair value of foreign currencies to manage foreign currency risk or to facilitate settlement of foreign currency denominated Infrastructure Assets transactions. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Depending on the nature of the balance, the fair value of foreign currency forward contracts are recorded within derivative assets or derivative liabilities on the Consolidated Statements of Assets and Liabilities. The Company has elected not to offset assets and liabilities in the Consolidated Statements of Assets and Liabilities that may be received or paid as part of collateral arrangements. Any cash collateral amounts posted to or received from the counterparty to cover collateral obligations under the terms of the foreign currency forward contracts are included in prepaid expenses and other assets or other accrued expenses and liabilities, respectively, on the Company’s Consolidated Statements of Assets and Liabilities. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company recognizes its foreign currency forward contracts at fair value with changes included in the net change in unrealized appreciation/(depreciation) from foreign currency forward contracts on the Consolidated Statements of Operations.

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

Both Series I and Series II recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. Both Series I and Series II review and evaluate tax positions in their major jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition. The reserve for uncertain tax positions is recorded in other accrued expenses and liabilities, as applicable, in the accompanying Consolidated Statements of Assets and Liabilities. Based on this review, both Series I and Series II have determined the major tax jurisdictions to be where both Series I and Series II are organized, where both Series I and Series II hold interests in Infrastructure Assets, and where the Operating Manager is located; however, no reserves for uncertain tax positions were recorded for Series I and Series II for the three and nine months ended September 30, 2025 and 2024 . Both Series I and Series II are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. Generally, both Series I and Series II’s returns may be subject to examination for a period of three to five years from when they are filed under varying statutes of limitations.

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

There are no other standards, interpretations or amendments to existing standards that are effective for the first time for the year beginning January 1, 2025, that would be expected to have a material impact on the Company.

3.
Fair Value Measurement and Disclosures

The following tables summarize the valuation of the Company’s investments and cash and cash equivalents in the fair value hierarchy levels as of September 30, 2025 and December 31, 2024:

September 30, 2025
Description	Total	Level I	Level II	Level III	Investments Measured at NAV(1)(2)(3)
Series I
Investments in Partnership Investment Vehicle	$256,760	$-	$-	$99,352	$157,408
Investments in Loans	122,297	-	7,032	115,265	-
Total Investments	$379,057	$-	$7,032	$214,617	$157,408
Foreign Currency Forward Contracts	188	-	188		-
Total Derivative Assets(4)	$188	$-	$188	$-	$-
Foreign Currency Forward Contracts	(166)	-	(166)		-
Total Derivative Liabilities(4)	$(166)	$-	$(166)	$-	$-
Cash and cash equivalents and foreign currencies at fair value	77,673	77,673	-	-	-
Total	$456,752	$77,673	$7,054	$214,617	$157,408
Series II
Investments in Partnership Investment Vehicle	$619,038	$-	$-	$239,534	$379,504
Investments in Loans	294,854	-	16,956	277,898	-
Total Investments	$913,892	$-	$16,956	$517,432	$379,504
Foreign Currency Forward Contracts	432	-	432		-
Total Derivative Assets(4)	$432	$-	$432	$-	$-
Foreign Currency Forward Contracts	(482)	-	(482)		-
Total Derivative Liabilities(4)	$(482)	$-	$(482)	$-	$-
Cash and cash equivalents and foreign currencies at fair value	189,497	189,497	-	-	-
Total	$1,103,339	$189,497	$16,906	$517,432	$379,504
Total
Investments in Partnership Investment Vehicle	$875,798	$-	$-	$338,886	$536,912
Investments in Loans	417,151	-	23,988	393,163	-
Total Investments	$1,292,949	$-	$23,988	$732,049	$536,912
Foreign Currency Forward Contracts	620	-	620		-
Total Derivative Assets(4)	$620	$-	$620	$-	$-
Foreign Currency Forward Contracts	(648)	-	(648)		-
Total Derivative Liabilities(4)	$(648)	$-	$(648)	$-	$-
Cash and cash equivalents and foreign currencies at fair value	267,170	267,170	-	-	-
Total	$1,560,091	$267,170	$23,960	$732,049	$536,912

(1)
Included within certain investments measured at NAV were Level III investments. Series I, Series II and the Company Level III amounts of these investments were $118,583, $285,898, and $404,481, respectively.
(2)
As of September 30, 2025, Series I, Series II and the Company had unfunded commitments of $35,787, $86,280, and $122,067, respectively, related to investments measured at NAV.
(3)
The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statement of assets and liabilities.
(4)
See Note 4. Derivative Instruments for additional information of derivative assets and derivative liabilities.

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

There were no transfers in or out of the Company’s investments that are classified as Level III investments for the three and nine months ended September 30, 2025.

The following tables show changes in the fair value of our Level III investment during the three and nine months ended September 30, 2025:

Description	Level III Investments
Series I
Balance as of December 31, 2024	$109,471
Purchases, including capitalized PIK and rebalancing transaction	67,779
Net change in unrealized appreciation/(depreciation) from investments	591
Sale and syndication	(71)
Transfers out of Level III	-
Transfers into Level III	-
Balance as of March 31, 2025	$177,770
Purchases, including capitalized PIK and rebalancing transaction	$24,525
Net change in unrealized appreciation/(depreciation) from investments	(1,657)
Sale and syndication	(37,874)
Transfers out of Level III	-
Transfers into Level III	-
Balance as of June 30, 2025	$162,764
Purchases, including capitalized PIK and rebalancing transaction	59,951
Net change in unrealized appreciation/(depreciation) from investments	4,175
Sale and syndication	(12,273)
Transfers out of Level III	-
Transfers into Level III	-
Balance as of September 30, 2025	$214,617
Series II
Balance as of December 31, 2024	$305,614
Purchases, including capitalized PIK and rebalancing transaction	135,806
Net change in unrealized appreciation/(depreciation) from investments	1,505
Sales and syndication	(177)
Transfers out of Level III	-
Transfers into Level III	-
Balance as of March 31, 2025	$442,748
Purchases, including capitalized PIK and rebalancing transaction	$40,366
Net change in unrealized appreciation/(depreciation) from investments	(5,864)
Sales and syndication	(91,890)
Transfers out of Level III	-
Transfers into Level III	-
Balance as of June 30, 2025	$385,360
Purchases, including capitalized PIK and rebalancing transaction	151,402
Net change in unrealized appreciation/(depreciation) from investments	10,060
Sale and syndication	(29,390)
Transfers out of Level III	-
Transfers into Level III	-
Balance as of September 30, 2025	$517,432
Total
Balance as of December 31, 2024	$415,085
Purchases, including capitalized PIK	203,585
Net change in unrealized appreciation/(depreciation) from investments	2,096
Sales and syndication	(248)
Transfers out of Level III	-
Transfers into Level III	-
Balance as of March 31, 2025	$620,518
Purchases, including capitalized PIK	$64,891
Net change in unrealized appreciation/(depreciation) from investments	(7,521)

Description	Level III Investments
Sales and syndication	(129,764)
Transfers out of Level III	-
Transfers into Level III	-
Balance as of June 30, 2025	$548,124
Purchases, including capitalized PIK	211,353
Net change in unrealized appreciation/(depreciation) from investments	14,235
Sale and syndication	(41,663)
Transfers out of Level III	-
Transfers into Level III	-
Balance as of September 30, 2025	$732,049

The net change in unrealized appreciation/(depreciation) included in the Consolidated Statements of Operations within net change in unrealized appreciation/(depreciation) from investments attributable to Level III investments still held at September 30, 2025 for the three months ended September 30, 2025 for Series I, Series II, and the Company were $4,175, $10,060, and $14,235, respectively; and for the nine months ended September 30, 2025 for Series I, Series II, and the Company were $3,109, $5,701, and $8,810, respectively.

There were no transfers in or out of the Company’s investments that are classified as Level III investments for the three and nine months ended September 30, 2024.

The following table shows the change in the fair value of our Level III investment during the three and nine months ended September 30, 2024:

Description	Level III Investments
Series I
Balance as December 31, 2023	$20,442
Purchases, including capitalized PIK	16,799
Net change in unrealized appreciation/(depreciation) from investments	369
Transfers out of Level III	-
Transfers into Level III	-
Balance as of March 31, 2024	$37,610
Purchases, including capitalized PIK	27,581
Net change in unrealized appreciation/(depreciation) from investments	1,391
Transfers out of Level III	-
Transfers into Level III	-
Balance as of June 30, 2024	$66,582
Net change in unrealized appreciation/(depreciation) from investments	1,401
Sales and syndication	(4,395)
Transfers out of Level III	-
Transfers into Level III	-
Balance as of September 30, 2024	$96,124
Series II
Balance as December 31, 2023	$94,975
Purchases, including capitalized PIK	56,563
Net change in unrealized appreciation/(depreciation) from investments	1,242
Transfers out of Level III	-
Transfers into Level III	-
Balance as of March 31, 2024	$152,780
Purchases, including capitalized PIK	82,213
Net change in unrealized appreciation/(depreciation) from investments	4,070
Transfers out of Level III	-
Transfers into Level III	-
Balance as of June 30, 2024	$239,063
Purchases, including capitalized PIK, net of rebalancing transaction	30,829
Net change in unrealized appreciation/(depreciation) from investments	3,832

Description	Level III Investments
Sales and syndication	(11,968)
Transfers out of Level III	-
Transfers into Level III	-
Balance as of September 30, 2024	$261,756
Total
Balance as December 31, 2023	$115,417
Purchases, including capitalized PIK	73,362
Net change in unrealized appreciation/(depreciation) from investments	1,611
Transfers out of Level III	-
Transfers into Level III	-
Balance as of March 31, 2024	$190,390
Purchases, including capitalized PIK	109,794
Net change in unrealized appreciation/(depreciation) from investments	5,461
Transfers out of Level III	-
Transfers into Level III	-
Balance as of June 30, 2024	$305,645
Purchases, including capitalized PIK, net of rebalancing transaction	63,365
Net change in unrealized appreciation/(depreciation) from investments	5,233
Sales and syndication	(16,363)
Transfers out of Level III	-
Transfers into Level III	-
Balance as of September 30, 2024	$357,880

The Net change in unrealized appreciation/(depreciation) included in the Consolidated Statements of Operations within net change in unrealized appreciation/(depreciation) from investments attributable to Level III investments still held at September 30, 2024 for the three months ended September 30, 2024 for Series I, Series II, and the Company were $1,401, $3,832, and $5,322, respectively; and for the nine months ended September 30, 2024 for Series I, Series II, the Company were $3,161, $9,144, and $12,305, respectively.

The following tables provide quantitative measure used to determine the fair values of the Level III investments as of September 30, 2025 and December 31, 2024:

September 30, 2025
Asset Type	Level III Fair Value	Valuation Technique	Unobservable Input	Input
Series I
Investments in Partnership Investment Vehicle	$99,352	Discounted Cash Flow	Discount Rate	8.37% - 15.10%
			Terminal Multiple	8.5x - 14.3x
			Exit Cap Rate	6.50% - 7.50%
Investments in Loans	115,265	Discounted Cash Flow	Discount Rate	5.83% - 18.20%
		Transaction Price	N/A	N/A
Total	$214,617

Series II
Investments in Partnership Investment Vehicle	$239,534	Discounted Cash Flow	Discount Rate	8.37% - 15.10%
			Terminal Multiple	8.5x - 14.3x
			Exit Cap Rate	6.50% - 7.50%
Investments in Loans	277,898	Discounted Cash Flow	Discount Rate	5.83% - 18.20%
		Transaction Price	N/A	N/A
Total	$517,432

Total
Investments in Partnership Investment Vehicle	$338,886	Discounted Cash Flow	Discount Rate	8.37% - 15.10%
			Terminal Multiple	8.5x - 14.3x
			Exit Cap Rate	6.50% - 7.50%
Investments in Loans	393,163	Discounted Cash Flow	Discount Rate	5.83% - 18.20%
		Transaction Price	N/A	N/A
Total	$732,049

December 31, 2024
Asset Type	Level III Fair Value	Valuation Technique	Unobservable Input	Input
Series I
Investments in Partnership Investment Vehicle	$32,508	Discounted Cash Flow	Discount Rate	15.00% - 15.10%
			Terminal Multiple	8.5x - 14.3x
Investments in Loans	75,887	Discounted Cash Flow	Discount Rate	7.18% - 10.66%
		Transaction Price (1)	N/A	N/A
Investments in Warrants	1,076	Transaction Price	N/A	N/A
Total	$109,471

Series II
Investments in Partnership Investment Vehicle	$90,755	Discounted Cash Flow	Discount Rate	15.00% - 15.10%
			Terminal Multiple	8.5x - 14.3x
Investments in Loans	211,855	Discounted Cash Flow	Discount Rate	7.18% - 10.66%
		Transaction Price (1)	N/A	N/A
Investments in Warrants	3,004	Transaction Price	N/A	N/A
Total	$305,614

Total
Investments in Partnership Investment Vehicle	$123,263	Discounted Cash Flow	Discount Rate	15.00% - 15.10%
			Terminal Multiple	8.5x - 14.3x
Investments in Loans	287,742	Discounted Cash Flow	Discount Rate	7.18% - 10.66%
		Transaction Price (1)	N/A	N/A
Investments in Warrants	4,080	Transaction Price	N/A	N/A
Total	$415,085

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

Unconsolidated Significant Subsidiary

The following table presents summarized financial information of the applicable significant subsidiaries in which the Company, Series I, and Series II has an indirect equity interest for the nine months ended September 30, 2025 and 2024:

	For the nine months ended September 30, 2025(1)	For the nine months ended September 30, 2024
Total Revenue	$232,653	$187,278
Gross profit	100,247	86,743
Income (loss) before taxes	(14,348)	(6,633)
Net income (loss)	(16,352)	(6,424)

(1) As of September 30, 2025, none of the assets meets the criteria to be classified as unconsolidated significant subsidiary. The summarized financial information presented for the nine month ended September 30, 2025 is included solely for comparative purposes.

The summarized financial information above does not represent the Company’s proportionate share.

4.
Derivative Instruments

The following table presents the fair value of the derivative assets and derivative liabilities of Series I, Series II, and the Company as reflected in the Consolidated Statements of Assets and Liabilities as of September 30, 2025:

Derivative Assets(1)
					Notional			Fair Value
Primary Underlying Risk	Derivative	Settlement Date	Currency	Counterparty	Series I	Series II	Total	Series I	Series II	Total
Currency Risk	Foreign Currency Forward Contracts	12/17/2025	CAD	BNP Paribas S.A.	$(133,271)	$(321,311)	$(454,582)	$10	$24	$34
Currency Risk	Foreign Currency Forward Contracts	12/17/2025	CAD	Citibank, N.A.	(211,247)	(509,310)	(720,557)	12	30	42
Currency Risk	Foreign Currency Forward Contracts	8/1/2030	EUR	BNP Paribas S.A.	(1,025,174)	(2,458,367)	(3,483,541)	31	72	103
Currency Risk	Foreign Currency Forward Contracts	8/1/2030	NOK	Natixis S.A.	(2,959,299)	(7,096,400)	(10,055,699)	62	144	206
Currency Risk	Foreign Currency Forward Contracts	8/1/2030	SEK	Natixis S.A.	(2,828,121)	(6,781,833)	(9,609,954)	38	82	120
Currency Risk	Foreign Currency Forward Contracts	8/2/2030	CHF	BNP Paribas S.A.	(1,186,975)	(2,846,367)	(4,033,342)	32	74	106
Currency Risk	Foreign Currency Forward Contracts	8/2/2030	CHF	Deutsche Bank	(1,973,927)	(4,758,336)	(6,732,263)	3	6	9
Total								$188	$432	$620

Derivative Liabilities(1)
					Notional			Fair Value
Primary Underlying Risk	Derivative	Settlement Date	Currency	Counterparty	Series I	Series II	Total	Series I	Series II	Total
Currency Risk	Foreign Currency Forward Contracts	12/17/2025	EUR	Citibank, N.A.	$(888,344)	$(2,141,764)	$(3,030,108)	$14	$33	$47
Currency Risk	Foreign Currency Forward Contracts	12/17/2025	GBP	Citibank, N.A.	(1,903,421)	(4,589,079)	(6,492,500)	30	75	105
Currency Risk	Foreign Currency Forward Contracts	9/28/2029	CAD	BNP Paribas S.A.	(17,043,677)	(42,124,284)	(59,167,961)	106	331	437
Currency Risk	Foreign Currency Forward Contracts	8/1/2030	NOK	BNP Paribas S.A.	(1,442,488)	(3,459,085)	(4,901,571)	11	28	39
Currency Risk	Foreign Currency Forward Contracts	8/1/2030	SEK	BNP Paribas S.A.	(1,220,290)	(2,926,254)	(4,146,544)	4	14	18
Currency Risk	Foreign Currency Forward Contracts	8/1/2030	EUR	Deutsche Bank	(675,984)	(1,629,523)	(2,305,507)	1	1	2
Total								$166	$482	$648

(1) Approximately, $135, $325, and $460 of collateral has been received as of September 30, 2025 for Series I, Series II, and the Company, respectively, with counterparties related to foreign currency forward contracts. Approximately, $23, $57, and $80 of collateral has been posted as of September 30, 2025 for Series I, Series II, and the Company, respectively, related to foreign currency forward contracts. The Company may be required to post additional collateral in subsequent periods due to unfavorable changes in the fair value of the contracts. The collateral posted and collateral received balances are included in prepaid expenses and other assets and other accrued expenses and liabilities, respectively in the Consolidated Statements of Assets and Liabilities.

There were no foreign currency forward contracts held of Series I, Series II, and the Company as of December 31, 2024

The following table presents the gains (losses) recognized on derivatives, by contract type, of Series I, Series II, and the Company, included in the Consolidated Statements of Operations for the three and nine months ended September 30, 2025:

		For the three months ended September 30, 2025
		Net realized gain (loss) on derivatives			Net change in unrealized appreciation/(depreciation) from derivatives
Primary Underlying Risk	Derivative	Series I	Series II	Total	Series I	Series II	Total
Currency Risk	Foreign Currency Forward Contracts	$(126)	$(305)	$(431)	$542	$1,265	$1,807
Total		$(126)	$(305)	$(431)	$542	$1,265	$1,807

		For the nine months ended September 30, 2025
		Net realized gain (loss) on derivatives			Net change in unrealized appreciation/(depreciation) from derivatives
Primary Underlying Risk	Derivative	Series I	Series II	Total	Series I	Series II	Total
Currency Risk	Foreign Currency Forward Contracts	$(126)	$(305)	$(431)	$22	$(50)	$(28)
Total		$(126)	$(305)	$(431)	$22	$(50)	$(28)

There were no foreign currency forward contracts held of Series I, Series II, and the Company for the three and nine months ended September 30, 2024.

The Company has elected not to offset assets and liabilities in the Consolidated Statements of Assets and Liabilities that may be received or paid as part of collateral arrangements, even when an enforceable master netting arrangement or other agreement is in place that provides the Company, in the event of counterparty default, the rights to liquidate collateral and the right to offset a counterparty’s rights and obligations. The following table presents the offsetting of derivative assets and liabilities as of September 30, 2025:

				Gross amounts not offset in the accompanying Consolidated Statements of Assets and Liabilities
	Gross and net amounts presented in the Consolidated Statements of Assets and Liabilities			Financial Instruments			Cash Collateral Received (1)			Net Amount
Assets	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Derivative Assets	$188	$432	$620	$86	$201	$287	$100	$226	$326	$2	$5	$7
Total	$188	$432	$620	$86	$201	$287	$100	$226	$326	$2	$5	$7

				Gross amounts not offset in the accompanying Consolidated Statements of Assets and Liabilities
	Gross and net amounts presented in the Consolidated Statements of Assets and Liabilities			Financial Instruments			Cash Collateral Posted (1)			Net Amount
Liabilities	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Derivative Liabilities	$166	$482	$648	$86	$201	$287	$23	$57	$80	$57	$224	$281
Total	$166	$482	$648	$86	$201	$287	$23	$57	$80	$57	$224	$281

(1) Amounts related to master netting agreements and collateral agreements which have been determined by the Company to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance. The collateral amounts may exceed the related net amounts of financial assets and liabilities presented in the statement of assets and liabilities. Where this is the case, the total amount reported is limited to the net amounts of financial assets and liabilities for that instrument type.

As of September 30, 2025 there were no gross amount of derivative assets and liabilities for Series I, Series II and the Company, respectively, presented in the Consolidated Statements of Assets and Liabilities that are not subject to enforceable master netting agreements.

There were no derivative assets and liabilities held of Series I, Series II, and the Company as of December 31, 2024.

5.
Notes Payable

The Company’s outstanding debt obligations as of September 30, 2025 were as follows:

Promissory Notes	Series I	Series II	Total
Aggregate Principal Committed	$214	$214	$428
Outstanding Principal	214	214	428
Unused Portion	-	-	-
Carrying Value	214	214	428
Fair Value(1)	$214	$214	$428

(1) The carrying amount outstanding under these debt obligations approximate their fair value as of September 30, 2025.

Promissory Notes

	Fair Value
Legal Maturity Date	Series I	Series II	Total
1/30/2055	$214	$214	$428

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

6.
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

For the three months ended September 30, 2025, the Operating Manager earned gross Management Fees of $694, $1,405, and $2,099 from Series I, Series II, and the Company, respectively, with a Special Fees offset of $242, $491, and $733, from Series I, Series II, and the Company, respectively, resulting in net Management Fees of $452, $914, and $1,366 from Series I, Series II, and the Company, respectively. For the nine months ended September 30, 2025, the Operating Manager earned gross Management Fees of $1,667, $3,574, and $5,241 from Series I, Series II and the Company, respectively, with a Special Fees offset of $502, $1,122, and $1,624, from Series I, Series II and the Company respectively, resulting in net Management Fees of $1,165, $2,452, and $3,617 from Series I, Series II and the Company, respectively.

For the three months ended September 30, 2024, the Operating Manager earned gross Management Fees of $232, $612, $844, and from Series I, Series II, and the Company, respectively, with a Special Fees offset of $178, $485, and $663, from Series I, Series II, and the Company, respectively, resulting in net Management Fees of $54, $127, and $181 for Series I, Series II, and the Company, respectively. For the nine months ended September 30, 2024 , the Operating Manager earned gross Management Fees of $476, $1,384, and $1,860 from Series I, Series II and the Company, respectively, with a Special Fees offset of $368, $1,047, and $1,415, from Series I, Series II and the Company, respectively, resulting in net Management Fees of $108, $337, and $445 from Series I, Series II and the Company, respectively.

The Operating Manager or an affiliate may rebate, waive, or reduce the Management Fee charged to certain shareholders at the sole discretion of the Operating Manager or such affiliate. Any such rebate, waiver or reduction may be effected either by way of purchase of additional Shares by the Operating Manager or such affiliate for the shareholder or by way of rebate to the relevant shareholder’s account. As of September 30, 2025 and 2024, there were no rebates or waivers of the Management Fees.

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

For the three months ended September 30, 2025, the Operating Manager earned Performance Fees of $775, $1,598, and $2,373 from Series I, Series II and the Company, respectively. For the nine months ended September 30, 2025, the Operating Manager earned Performance Fees of $1,482, $3,148, and $4,630 from Series I, Series II and the Company, respectively. For the three months ended September 30, 2024, the Operating Manager earned Performance Fees of $210, $562, and $772 from Series I, Series II and the Company, respectively. For the nine months ended September 30, 2024, the Operating Manager earned Performance Fees of $479, $1,381, and $1,860 from Series I, Series II and the Company, respectively.

Various affiliates of the Operating Manager are potentially involved in transactions with the Company’s investments in Infrastructure Assets, and whereby affiliates of the Operating Manager may earn fees in, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, “Capital Solution” services”).

For the three months ended September 30, 2025, $2,502 of fees allocable to the Company were paid by the Company’s Infrastructure Assets to consolidated affiliates of the Operating Manager for Capital Solution services, which has been excluded from Special Fees for each of Series I, Series II, and the Company. For the nine months ended September 30, 2025, $2,756 of fees allocable to the Company were paid by the Company’s Infrastructure Assets to consolidated affiliates of the Operating Manager for Capital Solution services, which has been excluded from Special Fees for each of Series I, Series II, and the Company. For the three months ended September 30, 2024, no fees allocable to the Company were paid by the Company’s Infrastructure Assets to consolidated affiliates of the Operating Manager for Capital Solution services, which would have been excluded from Special Fees for each of Series I, Series II, and the Company. For the nine months ended September 30, 2024, $1,017 of fees allocable to the Company were paid by the Company’s Infrastructure Assets to consolidated affiliates of the Operating Manager for Capital Solution services, which has been excluded from Special Fees for each of Series I, Series II, and the Company. The Company’s Infrastructure Assets may have directly or indirectly paid Capital Solution Fees to non-consolidated affiliates of the Operating Manager.

The Company incurred certain operating expenses related to services provided by personnel of the Operating Manager and/or its affiliates. For the three months ended September 30, 2025, these expenses were $116, $279, and $395, for Series I, Series II and the Company, respectively; and for the nine months ended September 30, 2025, these expenses were $311, $787, and $1,098, for Series I, Series II and the Company, respectively. The Company incurred certain operating expenses related to services provided by personnel of the Operating Manager and/or its affiliates. For the three months ended September 30, 2024, these expenses were $127, $356, and $483, for Series I, Series II and the Company, respectively; and for the nine months ended September 30, 2024, these expenses were $366, $1,150, and $1,516, for Series I, Series II and the Company, respectively. These expenses are included in general and administration expenses in the Consolidated Statement of Operations.

In February 2025, the Company engaged Lyra Client Solutions Holdings, LLC (“Lyra”), an end-to-end client service platform affiliated with Apollo. Lyra provides administration, data management, trade operations, investor onboarding and servicing, technology and other similar services to institutional, global wealth, global family office and retail investors. During the three months ended September 30, 2025, the Company incurred expenses of $21, $49 and $70 for Series I, Series II, and the Company, respectively. During the nine months ended September 30, 2025, the Company incurred expenses of $39, $94 and $133 for Series I, Series II, and the Company, respectively. These expenses are included in general and administration expenses in the Consolidated Statement of Operations.

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

It is expected that following any calendar month in which the Specified Expenses are below 0.60% of the Company’s net assets on an annualized basis, the Company shall reimburse the Operating Manager, fully or partially, for the Expense Support, but only if and to the extent that Specified Expenses plus any “Reimbursement Payments” (defined below) do not exceed 0.60% of the Company’s net assets at the end of each calendar month on an annualized basis, until such time as all Expense Support made by the Operating Manager to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company in the prior sentence shall be referred to herein as a “Reimbursement Payment.”

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

For the three months ended September 30, 2025, the Operating Manager did not provide expense support for expenses incurred by Series I, Series II, and the Company, respectively. For the nine months ended September 30, 2025, the Operating Manager agree to provide Expense Support of $117, $319, and $436 for expenses incurred by Series I, Series II, and the Company, respectively.

For the three months ended September 30, 2024, the Operating Manager agreed to provide Expense Support of $262, $739, and $1,001 for expenses incurred by Series I, Series II, and the Company, respectively. For the nine months ended September 30, 2024, the Operating Manager agreed to provide Expense Support of $894, $2,849, and $3,743 for expenses incurred by Series I, Series II, and the Company, respectively.

For the three and nine months ended September 30, 2025, the Company reimbursed the Operating Manager for $21, $50, and $71 for previously provided Expense Support related to Series I, Series II, and the Company, respectively.

For the three and nine months ended September 30, 2024 the Company did not reimburse the Operating Manager for any previously provided Expense Support related to Series I, Series II, or the Company, respectively.

As of September 30, 2025 total Due from Operating Manager for total Expense Support outstanding was $2,423, $5,842, and $8,265 for Series I, Series II, and the Company, respectively, of which the Operating Manager’s ability to recoup 40% will expire in December 2026, 18% will expire in March 2027, 15% will expire in June 2027, 12% will expire in September 2027, 9% will expire in December 2027, and 5% will expire in March 2028.

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

As of September 30, 2025, Series I, Series II, and the Company had an outstanding payable to Operating Manager of $2,423, $5,842, and $8,265, respectively, and as of December 31, 2024, Series I, Series II, and the Company had an outstanding payable to Operating Manager of $2,047, $5,713, and $7,760, respectively, for payments made on their behalf.

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

As of September 30, 2025 and December 31, 2024, neither Series paid the Dealer Manager for any annual distribution fees, shareholder servicing fees, upfront selling commission or dealer manager fees.

Restricted Share Grants

The Company's board of directors approved the Apollo Infrastructure Company LLC Restricted Share Plan for Independent Directors, pursuant to which, the Company's E Shares may be granted to independent directors.

The following table summarizes the grants, vesting and forfeitures of restricted common shares during the nine months ended September 30, 2025:

	Restricted Shares	Grant Date Fair Value ($ in thousands)
Outstanding as of December 31, 2024	7,714
Granted	7,289	$200
Vested	(7,714)
Forfeiture	-
Outstanding as of September 30, 2025	7,289

The fair value of these shares was determined using the most recent available NAV at issuance of the Restricted Stock and are subject to a one-year vesting period.

During the nine months ended September 30, 2025, the Company granted an aggregate of 7,289 Series II E Shares to the independent directors of the Company’s board of directors to cover the restricted stock portion of the annual base director fees for independent directors’ services to the Company.

During the nine months ended September 30, 2024, the Company granted an aggregate of 7,714 Series II E Shares to the independent directors of the Company’s board of directors to cover the restricted stock portion of the annual base director fees for independent directors’ services to the Company.

During the three months ended September 30, 2025, the Company recorded $18, $44, and $62 for Series I, Series II, and the Company, respectively, of restricted stock amortization as director fees in the Consolidated Statements of Operations. During the nine months ended September 30, 2025, the Company recorded $47, $119, and $166 for Series I, Series II, and the Company, respectively, of restricted stock amortization as director fees in the Consolidated Statements of Operations. The remaining amortization related to the grants of restricted stock, which represents unrecognized compensation cost amounts to $38, $91 and $129 for Series I, Series II and the Company, respectively, as of September 30, 2025.

During the three months ended September 30, 2024, the Company recorded $15, $40, and $55 for Series I, Series II, and the Company, respectively, of restricted stock amortization as director fees in the Consolidated Statements of Operations. During the nine months ended September 30, 2024, the Company recorded $18, $49, and $67 for Series I, Series II, and the Company, respectively, of restricted stock amortization as director fees in the Consolidated Statements of Operations.

7.
Shareholders’ Equity

The following tables summarizes the shareholder transactions in common shares during the three and nine months ended September 30, 2025:

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
A-II Shares:
Balance as of December 31, 2024	8,109,427	$208,185	24,755,955	$635,417	32,865,382	$843,602
Proceeds from issuance of shares	1,947,990	52,226	3,175,414	85,565	5,123,404	137,791
Repurchases of shares	(25,696)	(687)	(146,689)	(3,944)	(172,385)	(4,631)
Reinvestment of distributions	865	23	28,037	754	28,902	777
Net increase (decrease)	1,923,159	$51,562	3,056,762	$82,375	4,979,921	$133,937
Balance as of March 31, 2025	10,032,586	$259,747	27,812,717	$717,792	37,845,303	$977,539
Proceeds from issuance of shares	1,215,044	32,736	5,319,554	144,134	6,534,598	176,870
Repurchases of shares	(43,023)	(1,157)	(82,796)	(2,238)	(125,819)	(3,395)
Reinvestment of distributions	5,114	137	29,042	786	34,156	923
Net increase (decrease)	1,177,135	$31,716	5,265,800	$142,682	6,442,935	$174,398
Balance as of June 30, 2025	11,209,721	$291,463	33,078,517	$860,474	44,288,238	$1,151,937
Proceeds from issuance of shares	1,244,218	33,788	3,705,769	101,543	4,949,987	135,331
Repurchases of shares	(31,264)	(846)	(73,245)	(1,996)	(104,509)	(2,842)
Reinvestment of distributions	5,586	151	43,590	1,188	49,176	1,339
Net increase (decrease)	1,218,540	$33,093	3,676,114	$100,735	4,894,654	$133,828
Balance as of September 30, 2025	12,428,261	$324,556	36,754,631	$961,209	49,182,892	$1,285,765

F-I Shares:
Balance as of December 31, 2024	1,154,705	$30,014	999,415	$26,174	2,154,120	$56,188
Proceeds from issuance of shares	157,210	4,178	86,039	2,298	243,249	6,476
Repurchases of shares	(10,010)	(266)	-	-	(10,010)	(266)

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
Reinvestment of distributions	2,395	64	6,067	162	8,462	226
Net increase (decrease)	149,595	$3,976	92,106	$2,460	241,701	$6,436
Balance as of March 31, 2025	1,304,300	$33,990	1,091,521	$28,634	2,395,821	$62,624
Proceeds from issuance of shares	1,144,861	30,585	77,514	2,083	1,222,375	32,668
Repurchases of shares	(28,602)	(762)	-	-	(28,602)	(762)
Reinvestment of distributions	3,183	85	6,758	181	9,941	266
Net increase (decrease)	1,119,442	$29,908	84,272	$2,264	1,203,714	$32,172
Balance as of June 30, 2025	2,423,742	$63,898	1,175,793	$30,898	3,599,535	$94,796
Proceeds from issuance of shares	275,156	7,372	1,149,909	31,020	1,425,065	38,392
Repurchases of shares	(8,628)	(231)	-	-	(8,628)	(231)
Reinvestment of distributions	6,912	185	7,250	196	14,162	381
Net increase (decrease)	273,440	$7,326	1,157,159	$31,216	1,430,599	$38,542
Balance as of September 30, 2025	2,697,182	$71,224	2,332,952	$62,114	5,030,134	$133,338

E Shares:
Balance as of December 31, 2024	4,262	$110	19,052	$499	23,314	$609
Proceeds from issuance of shares	3,907	105	13,186	358	17,093	463
Repurchases of shares	-	-	-	-	-	-
Reinvestment of distributions	32	1	113	3	145	4
Net increase (decrease)	3,939	$106	13,299	$361	17,238	$467
Balance as of March 31, 2025	8,201	$216	32,351	$860	40,552	$1,076
Proceeds from issuance of shares	-	-	10,135	279	10,135	279
Repurchases of shares	-	-	(791)	(22)	(791)	(22)
Reinvestment of distributions	61	2	207	6	268	8
Net increase (decrease)	61	$2	9,551	$263	9,612	$265
Balance as of June 30, 2025	8,262	$218	41,902	$1,123	50,164	$1,341
Proceeds from issuance of shares	1,374	38	364	10	1,738	48
Repurchases of shares	-	-	-	-	-	-
Reinvestment of distributions	62	2	257	7	319	9
Net increase (decrease)	1,436	$40	621	$17	2,057	$57
Balance as of September 30, 2025	9,698	$258	42,523	$1,140	52,221	$1,398

V Shares:
Balance as of December 31, 2024	40	$1	40	$1	80	$2
Proceeds from issuance of shares	-	-	-	-	-	-
Repurchases of shares	-	-	-	-	-	-
Reinvestment of distributions	-	-	-	-	-	-
Net increase (decrease)	-	$-	-	$-	-	$-
Balance as of March 31, 2025	40	$1	40	$1	80	$2
Proceeds from issuance of shares					-	-
Repurchases of shares					-	-
Reinvestment of distributions					-	-
Net increase (decrease)	-	$-	-	$-	-	$-
Balance as of June 30, 2025	40	$1	40	$1	80	$2
Proceeds from issuance of shares					-	-
Repurchases of shares					-	-
Reinvestment of distributions					-	-
Net increase (decrease)	-	$-	-	$-	-	$-
Balance as of September 30, 2025	40	$1	40	$1	80	$2

I Shares:
Balance as of December 31, 2024	-	$-	-	$-	-	$-
Proceeds from issuance of shares	338,637	9,070	32,170	867	370,807	9,937

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
Repurchases of shares	-	-	-	-	-	-
Reinvestment of distributions	-	-	-	-	-	-
Net increase (decrease)	338,637	$9,070	32,170	$867	370,807	$9,937
Balance as of March 31, 2025	338,637	$9,070	32,170	$867	370,807	$9,937
Proceeds from issuance of shares	683,335	18,342	183,544	4,960	866,879	23,302
Repurchases of shares	-	-	-	-	-	-
Reinvestment of distributions	2,179	58	226	6	2,405	64
Net increase (decrease)	685,514	$18,400	183,770	$4,966	869,284	$23,366
Balance as of June 30, 2025	1,024,151	$27,470	215,940	$5,833	1,240,091	$33,303
Proceeds from issuance of shares	267,008	7,204	38,992	1,063	306,000	8,267
Repurchases of shares	-	-	-	-	-	-
Reinvestment of distributions	6,594	177	1,419	38	8,013	215
Net increase (decrease)	273,602	$7,381	40,411	$1,101	314,013	$8,482
Balance as of September 30, 2025	1,297,753	$34,851	256,351	$6,934	1,554,104	$41,785

S Shares:
Balance as of December 31, 2024	-	$-	-	$-	-	$-
Proceeds from issuance of shares	110	3	110	3	220	6
Repurchases of shares	-	-	-	-	-	-
Reinvestment of distributions	-	-	-	-	-	-
Net increase (decrease)	110	$3	110	$3	220	$6
Balance as of March 31, 2025	110	$3	110	$3	220	$6
Proceeds from issuance of shares	-	-	-	-	-	-
Repurchases of shares	-	-	-	-	-	-
Reinvestment of distributions	-	-	-	-	-	-
Net increase (decrease)	-	$-	-	$-	-	$-
Balance as of June 30, 2025	110	$3	110	$3	220	$6
Proceeds from issuance of shares	-	-	-	-	-	-
Repurchases of shares	-	-	-	-	-	-
Reinvestment of distributions	-	-	-	-	-	-
Net increase (decrease)	-	$-	-	$-	-	$-
Balance as of September 30, 2025	110	$3	110	$3	220	$6
Total net increase (decrease)	7,164,610	192,583	13,612,145	369,310	20,776,755	561,893

The following table summarizes the shareholder transactions in common shares during the three and nine months ended September 30, 2024:

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
A-II Shares:
Balance as of December 31, 2023	1,851,311	$46,339	8,468,437	$211,995	10,319,748	$258,334
Proceeds from issuance of shares	1,355,539	34,401	2,674,311	67,908	4,029,850	102,309
Net increase (decrease)	1,355,539	34,401	2,674,311	67,908	4,029,850	102,309
Balance as of March 31, 2024	3,206,850	80,740	11,142,748	279,903	14,349,598	360,643
Proceeds from issuance of shares	1,622,381	41,576	3,564,514	91,634	5,186,895	133,210
Repurchases of shares	-	-	(4,000)	(102)	(4,000)	(102)
Reinvestment of distributions	-	-	10,301	264	10,301	264
Net increase (decrease)	1,622,381	41,576	3,570,815	91,796	5,193,196	133,372
Balance as of June 30, 2024	4,829,231	122,316	14,713,563	371,699	19,542,794	494,015
Proceeds from issuance of shares	1,812,197	47,144	4,570,545	119,248	6,382,742	166,392

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
Repurchases of shares	(20,845)	(540)	(8,000)	(208)	(28,845)	(748)
Reinvestment of distributions	82	2	13,044	339	13,126	341
Net increase (decrease)	1,791,434	46,606	4,575,589	119,379	6,367,023	165,985
Balance as of September 30, 2024	6,620,665	168,922	19,289,152	491,078	25,909,817	660,000

F-I Shares:
Balance as of December 31, 2023	-	$-	-	$-	-	$-
Proceeds from issuance of shares	124,118	3,146	61,294	1,555	185,412	4,701
Net increase (decrease)	124,118	3,146	61,294	1,555	185,412	4,701
Balance as of March 31, 2024	124,118	3,146	61,294	1,555	185,412	4,701
Proceeds from issuance of shares	128,927	3,299	53,952	1,385	182,879	4,684
Repurchases of shares	-	-	-	-	-	-
Shares reissued under the DRIP	113	3	99	3	212	6
Net increase (decrease)	129,040	3,302	54,051	1,388	183,091	4,690
Balance as of June 30, 2024	253,158	6,448	115,345	2,943	368,503	9,391
Proceeds from issuance of shares	417,866	10,857	376,390	9,820	794,256	20,677
Repurchases of shares	(5,678)	(147)	-	-	(5,678)	(147)
Shares reissued under the DRIP	629	16	224	6	853	22
Net increase (decrease)	412,817	10,726	376,614	9,826	789,431	20,552
Balance as of September 30, 2024	665,975	17,174	491,959	12,769	1,157,934	29,943

E Shares
Balance as of December 31, 2023	-	$-	-	$-	-	$-
Proceeds from issuance of shares	-	-	-	-	-	-
Net increase (decrease)	-	$-	-	$-	-	$-
Balance as of March 31, 2024	-	$-	-	$-	-	$-
Proceeds from issuance of shares	2,915	75	6,587	170	9,502	245
Net increase (decrease)	2,915	75	6,587	170	9,502	245
Balance as of June 30, 2024	2,915	75	6,587	170	9,502	245
Proceeds from issuance of shares	1,016	$27	3,143	$83	4,159	$110
Shares reissued under the DRIP	18	-	17	-	35	-
Net increase (decrease)	1,034	27	3,160	83	4,194	110
Balance as of September 30, 2024	3,949	$102	9,747	$253	13,696	$355

V Shares:
Balance as of December 31, 2023	40	$1	40	$1	80	$2
Proceeds from issuance of shares	-	-	-	-	-	-
Net increase (decrease)	-	$-	-	$-	-	$-
Balance as of March 31, 2024	40	$1	40	$1	80	$2
Proceeds from issuance of shares	-	-	-	-	-	-
Net increase (decrease)	-	$-	-	$-	-	$-
Balance as of June 30, 2024	40	$1	40	$1	80	$2
Proceeds from issuance of shares	-	-	-	-	-	-
Net increase (decrease)	-	$-	-	$-	-	$-
Total net increase (decrease)	5,439,278	139,859	11,322,421	292,105	16,761,699	431,964

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

For the three months ended September 30, 2025, the Company issued 5,586 Series I A-II Shares, 6,912 Series I F-I Shares, 6,594 Series I I Shares, 62 Series I E Shares, 43,590 Series II A-II Shares, 7,250 Series II F-I Shares, 1,419 Series II I Shares and 257 Series II E shares for an aggregate purchase price of $1,944 under the DRIP. For the nine months ended September 30, 2025, the Company issued 11,565 Series I A-II Shares, 12,490 Series I F-I Shares, 8,773 Series I I Shares, 155 Series I E Shares, 100,669 Series II A-II Shares, 20,075 Series II F-I Shares, 1,645 Series II I Shares and 577 Series II E shares for an aggregate purchase price of $4,211 under the DRIP.

For the three months ended September 30, 2024, the Company issued 82 Series I A-II Shares, 629 Series I F-I Shares, 18 Series I E Shares, 13,044 Series II A-II Shares, 224 Series II F-I Shares, and 17 Series II E Shares for an aggregate purchase price of $364, in each case under the DRIP. For the nine months ended September 30, 2024, the Company issued 82 Series I A-II Shares, 742 Series I F-I Shares, 18 Series I E Shares, 23,345 Series II A-II Shares, 323 Series II F-I Shares, and 17 Series II E Shares for an aggregate purchase price of $633, in each case under the DRIP.

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

For the three months ended September 30, 2025, the Company repurchased 31,264 Series I A-II Shares, 8,628 Series I F-I Shares, 73,245 Series II A-II Shares for an aggregate purchase price of $3,073. For the nine months ended September 30, 2025, the Company repurchased 99,983 Series I A-II Shares, 47,240 Series I F-I Shares, 302,730 Series II A-II Shares, and 791 Series II E Shares for an aggregate purchase price of $12,148.

For the three months ended September 30, 2024, the Company repurchased 20,845 Series I A-II Shares, 5,678 Series I F-I Shares, and 8,000 Series II A-II Shares for a total purchase price of $895. For the nine months ended September 30, 2024, the Company repurchased 20,845 Series I A-II Shares, 5,678 Series I F-I Shares, and 12,000 Series II A-II Shares of the Company’s equity securities for a total purchase price of $997.

Distribution

The following table reflects the aggregate distributions per share declared for each applicable share type of the Company:

Type	Three months ended September 30, 2025	Nine months ended September 30, 2025
Series I
A-II Shares	$0.21	$0.62
F-I Shares	$0.20	$0.61
E Shares	$0.21	$0.62
I Shares	$0.20	$0.61
S Shares	$0.20	$0.61
Series II
A-II Shares	$0.21	$0.62
F-I Shares	$0.21	$0.62
E Shares	$0.21	$0.62
I Shares	$0.21	$0.62
S Shares	$0.21	$0.62

The distributions for each share type were payable to holders of record at the close of business day on September 30, 2025 and were paid on October 28, 2025. The distributions were paid in cash or reinvested in the shares of the Company for shareholders participating in the DRIP of the Company.

The following table reflects the aggregate distributions per share declared for each applicable share class of the Company for the three and nine months ended September 30, 2024 as follows:

Type	Three months ended September 30, 2024	Nine months ended September 30, 2024
Series I
A-II Shares	$0.18	$0.67
F-I Shares	$0.18	$0.67
E Shares	$0.18	$0.54
Series II
A-II Shares	$0.18	$0.67
F-I Shares	$0.18	$0.67
E Shares	$0.18	$0.54

The distributions for each outstanding share type were payable to holders of record at the close of business day on September 30, 2024 and were paid on October 25, 2024. The distributions were paid in cash or reinvested in the shares of the Company for shareholders participating in the Company’s distribution reinvestment plan

8.
Commitments and Contingencies

Litigation

The Company was not subject to any litigation nor was the Company aware of any material litigation threatened against it.

Infrastructure Assets

As of September 30, 2025, the Company had unfunded commitments of $377,621 related to Infrastructure Assets of which $110,708 was attributable to Series I and $266,913 was attributable to Series II.

As of December 31, 2024, the Company had unfunded commitments of $169,386 related to Infrastructure Assets, of which $44,672 was attributable to Series I and $124,714 was attributable to Series II.

The Company has entered into a financial guarantee in relation to the realization of one of its investments. This guarantee may result in a liability of up to a maximum of $829, $1,998 and $2,827 by Series I, Series II, and the Company, respectively.

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

9.
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

For the three months ended September 30, 2025, the provision for (benefit from) income tax totaled $2,691, $2,630, and $5,321 for Series I, Series II and the Company, respectively, resulting in an effective tax rate of 23%, 9%, and 13% for Series I, Series II, and the Company, respectively. For the nine months ended September 30, 2025, the provision for (benefit from) income taxes totaled $5,232, $6,870, and $12,102 for Series I, Series II and the Company, respectively, resulting in an effective tax rate of approximately 23%, 12%, and 15% for Series I, II and the Company, respectively.

For the three months ended September 30, 2024, the provision for (benefit from) income tax totaled $918, $2,112, and $3,030 for Series I, Series II and the Company, respectively, resulting in an effective tax rate of 24%, 20%, and 21% for Series I, Series II, and the Company, respectively. For the nine months ended September 30, 2024, the provision for (benefit from) income taxes totaled $2,068, $5,061, and $7,129 for Series I, Series II and the Company, respectively, resulting in an effective tax rate of approximately 24%, 19%, and 21% for Series I, II and the Company, respectively.

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

In evaluating the realizability of deferred tax assets, the Company assesses whether it is more likely than not that some portion, or all, of the deferred tax assets, will be realized. The Company considers, among other things, the generation of future taxable income (including reversals of deferred tax assets) during the periods in which the related temporary differences will become deductible. As of September 30, 2025 and December 31, 2024, the Company had no gross deferred tax assets and therefore, no valuation allowance is necessary.

10.
Financial Highlights

The following are the financial highlights for the nine months ended September 30, 2025:

	Series I	Series I	Series I	Series I	Series I
	A-II Shares	F-I Shares	E Shares	I Shares	S Shares
Per Share Data:
Net asset value at beginning of period	$26.73	$26.55	$26.88	$-	$-
Proceeds from issuance of shares	-	-	-	26.71	26.71
Distributions declared (1)	(0.62)	(0.61)	(0.62)	(0.61)	(0.61)
Net investment income (2)	0.37	0.20	0.54	0.03	0.15
Net realized and unrealized gain/(loss) (3)	0.94	0.94	0.93	1.03	0.90
Net increase (decrease) in net assets resulting from operations	$1.31	$1.14	$1.47	$1.06	$1.05
Net asset value at end of period	$27.42	$27.08	$27.73	$27.16	$27.15
Shares outstanding at end of period	12,428,261	2,697,182	9,698	1,297,753	110
Weighted average shares outstanding	10,698,415	1,968,377	8,519	713,562	110

Ratio/Supplemental Data:
Net assets at end of period	$340,779	$73,046	$269	$35,252	$3
Ratio to average net assets (4)
Total expenses before expense support/reimbursement, special fee offset and after performance fees (5),(6)	1.66%	2.35%	0.90%	2.81%	2.77%
Total expenses after expense support/reimbursement, special fee offset and after performance fees (5),(6)	1.44%	2.12%	0.77%	2.60%	2.49%
Total expenses after expense support/reimbursement, special fee offset and before performance fees (5),(6)	1.11%	1.51%	0.77%	1.66%	1.73%
Net investment income (5),(6)	1.96%	1.18%	2.63%	0.48%	1.01%
Total return (7)	4.92%	4.36%	5.52%	4.03%	3.99%

	Series II	Series II	Series II	Series II	Series II
	A-II Shares	F-I Shares	E Shares	I Shares	S Shares
Per Share Data:
Net asset value at beginning of period	$26.88	$26.69	$27.03	$-	$-
Proceeds from issuance of shares	-	-	-	26.88	26.88
Distributions declared (1)	(0.62)	(0.62)	(0.62)	(0.62)	(0.62)
Net investment income (2)	0.54	0.35	0.71	0.25	0.31
Net realized and unrealized gain/(loss) (3)	0.93	0.97	0.92	0.99	0.91
Net increase (decrease) in net assets resulting from operations	$1.47	$1.32	$1.63	$1.24	$1.22
Net asset value at end of period	$27.73	$27.39	$28.04	$27.50	$27.48
Shares outstanding at end of period	36,754,631	2,332,952	42,523	256,351	110
Weighted average shares outstanding	31,455,995	1,519,146	36,102	145,678	110

Ratio/Supplemental Data:
Net assets at end of period	$1,019,217	$63,888	$1,192	$7,049	$3
Ratio to average net assets (4)
Total expenses before expense support/reimbursement, special fee offset and after performance fees (5),(6)	1.64%	2.31%	0.86%	2.74%	2.74%
Total expenses after expense support/reimbursement, special fee offset and after performance fees (5),(6)	1.43%	2.07%	0.75%	2.58%	2.47%
Total expenses after expense support/reimbursement, special fee offset and before performance fees (5),(6)	1.10%	1.47%	0.75%	1.68%	1.72%
Net investment income (5),(6)	2.77%	1.93%	3.45%	1.55%	1.77%
Total return (7)	5.49%	4.94%	6.09%	4.64%	4.57%

	Total	Total	Total	Total	Total
	A-II Shares	F-I Shares	E Shares	I Shares	S Shares
Per Share Data:
Net asset value at beginning of period	$26.85	$26.61	$27.00	$-	$-
Proceeds from issuance of shares	-	-	-	26.79	26.79
Distributions declared (1)	(0.62)	(0.62)	(0.62)	(0.62)	(0.62)
Net investment income (2)	0.50	0.26	0.68	0.07	0.23
Net realized and unrealized gain/(loss) (3)	0.92	0.97	0.92	0.98	0.91
Net increase (decrease) in net assets resulting from operations	$1.42	$1.23	$1.60	$1.05	$1.14
Net asset value at end of period	$27.65	$27.22	$27.98	$27.22	$27.31
Shares outstanding at end of period	49,182,892	5,030,134	52,221	1,554,104	220
Weighted average shares outstanding	42,154,410	3,487,523	44,621	859,240	220

Ratio/Supplemental Data:
Net assets at end of period	$1,359,996	$136,934	$1,461	$42,301	$6
Ratio to average net assets (4)
Total expenses before expense support/reimbursement, special fee offset and after performance fees (5),(6)	1.65%	2.33%	0.87%	2.80%	2.75%
Total expenses after expense support/reimbursement, special fee offset and after performance fees (5),(6)	1.44%	2.10%	0.76%	2.60%	2.48%
Total expenses after expense support/reimbursement, special fee offset and before performance fees (5),(6)	1.10%	1.49%	0.76%	1.66%	1.73%
Net investment income (5),(6)	2.56%	1.51%	3.30%	0.66%	1.39%
Total return (7)	5.35%	4.63%	5.99%	4.13%	4.28%

(1)
The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transaction (refer to “Note 7, Shareholders' Equity”).
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
(7)
The Total return is calculated for each share class as the change in the net asset value for such share class during the period plus any distributions per share declared in the period, and assumes all distributions are reinvested in accordance with our distribution reinvestment plan. Amounts are not annualized and are not representative of total return as calculated for purposes of the Performance Fees as described in “Note 6. Related Party Considerations.” The Company, Series I and Series II’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by Shareholders in the purchase of the Company, Series I and Series II's shares.

The following are the financial highlights for the nine months ended September 30, 2024:

	Series I	Series I	Series I	Series II	Series II	Series II	Total	Total	Total
	A-II Shares	F-I Shares	E Shares	A-II Shares	F-I Shares	E Shares	A-II Shares	F-I Shares	E Shares
Per Share Data:
Net asset value at beginning of period	$25.25			$25.28	$-	$-	$25.27	$-	$-
Proceeds from issuance of shares	-	25.79	25.82	-	25.96	25.95	-	25.86	25.91
Distributions declared (1)	(0.47)	(0.47)	(0.34)	(0.47)	(0.47)	(0.34)	(0.47)	(0.47)	(0.34)
Net investment income (2)	0.72	0.55	0.36	0.78	0.53	0.36	0.76	0.55	0.36
Net realized and unrealized gain/(loss) (3)	0.67	0.18	0.39	0.67	0.13	0.35	0.68	0.15	0.36
Net increase (decrease) in net assets resulting from operations	$1.39	$0.73	$0.75	$1.45	$0.66	$0.71	$1.44	$0.70	$0.72
Net asset value at end of period	$26.17	$26.05	$26.23	$26.26	$26.15	$26.32	$26.24	$26.09	$26.29
Shares outstanding at end of period	6,620,665	665,975	3,949	19,289,153	491,959	9,747	25,909,818	1,157,934	13,696
Weighted average shares outstanding	4,350,977	255,918	3,365	13,873,045	143,931	7,517	18,224,022	399,849	10,882

Ratio/Supplemental Data:
Net assets at end of period	$173,236	$17,351	$104	$506,545	$12,864	$257	$679,781	$30,215	$361
Annualized ratio to average net assets (4)
Total expenses before expense support and after performance fees (5),(6)	2.40%	2.83%	1.68%	2.44%	2.89%	1.68%	2.43%	2.85%	1.68%
Total expenses after expense support and after performance fees (5),(6)	1.39%	1.99%	0.95%	1.38%	2.12%	0.97%	1.38%	2.04%	0.96%
Total expenses after expense support and before performance fees (5),(6)	1.00%	1.29%	0.95%	1.00%	1.41%	0.97%	1.00%	1.33%	0.96%
Net investment income (5),(6)	4.30%	3.60%	5.46%	4.51%	3.45%	5.41%	4.46%	3.55%	5.42%
Total return (7)	5.54%	5.09%	3.26%	5.80%	5.35%	3.32%	5.74%	5.17%	3.30%

(1)
The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transaction (refer to “Note 7 Shareholders' Equity”).
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
(7)
The Total return is calculated for each share class as the change in the net asset value for such share class during the period plus any distributions per share declared in the period, and assumes all distributions are reinvested in accordance with our distribution reinvestment plan. Amounts are not annualized and are not representative of total return as calculated for purposes of the Performance Fees as described in “Note 6. Related Party Considerations.” The Company, Series I and Series II's performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by Shareholders in the purchase of the Company, Series I and Series II's shares.

11.
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

12.
Subsequent Events

Management has evaluated subsequent events and determined to disclose the following subsequent events and transactions.

October Financial Update

On October 1, 2025, the Company issued and sold the following unregistered shares of the Company to third party investors for cash:

Type	Number of Shares Sold	Aggregate Consideration
Series I
A-II Shares	458,657	$12,576
F-I Shares	10,339	280
I Shares	85,632	2,326
Series II
A-II Shares	905,724	$25,116
F-I Shares	33,708	923
E Shares	2,674	75
I Shares	16,511	454

Distribution Reinvestment Plan

On October 27, 2025, pursuant to the DRIP, the Company issued approximately 6,601 Series I A-II Shares, approximately 7,537 Series I F-I Shares, approximately 7,982 Series I I shares, approximately 73 Series I E Shares, approximately 44,895 Series II A-II Shares, approximately 12,685 Series II F-I Shares, approximately 1,640 Series II I shares, and approximately 263 Series II E Shares for an aggregate consideration of $2,249.

Share Repurchases

On November 10, 2025, the Company repurchased approximately 159,116 Series I A-II Shares, approximately 22,643 Series I F-I Shares, and approximately 298,128 Series II A-II Shares, approximately 17,341 Series II F-I Shares, approximately 1,483 Series II I Shares, of the Company for an aggregate purchase price of $13,759.

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

Recent Developments

Infrastructure Assets Activity

For the three months ended September 30, 2025, the Company acquired interests in new Infrastructure Assets as follows:

A subsidiary of the Company acquired a common equity position in a portfolio of data center assets across five European markets.

A subsidiary of the Company acquired a term loan for the construction costs and interest during construction of an LNG terminal in Louisiana.

A subsidiary of the Company acquired a loan to support the business expansion for a provider of refueling, aircraft cleaning, and terminal services for major airlines.

A subsidiary of the Company acquired a term loan for the debt refinancing of a tower company with presence across Europe, United States and Latin America.

A subsidiary of the Company acquired a term loan for the refinance of existing indebtedness of a water-as-a-service platform which operates in the United States, the Caribbean and Latin America.

A subsidiary of the Company acquired a term loan to support the purchase of a provider of rail maintenance, flagging, design-build and engineering services across the United States and Canada.

A subsidiary of the Company acquired a construction term loan of various solar projects in Texas, North Carolina, Washington, New York and Colorado.

A subsidiary of the Company acquired a term loan for the construction and development of a data center portfolio in Maryland.

A subsidiary of the Company acquired a term loan for the refinancing of debt facilities for a provider of containers and pallets leasing used in aircraft cargo.

October Financial Update

As of October 1, 2025, the Company issued and sold the following unregistered shares of the Company to third party investors for cash ($ in thousands):

Type	Number of Shares Sold	Aggregate Consideration
Series I
A-II Shares	458,657	$12,576
F-I Shares	10,339	280
I Shares	85,632	2,326
Series II
A-II Shares	905,724	$25,116
F-I Shares	33,708	923
E Shares	2,674	75
I Shares	16,511	454

Results of Operations

We are dependent upon the proceeds from our continuous Private Offering in order to conduct our business. We intend to continue to acquire Infrastructure Assets with the capital received from our continuous Private Offering and any indebtedness that we may incur in connection with such activities.

Discussions of the results of operations for the three and nine months ended September 30, 2025 are as follows:

Overview of Results of Operations

Capital Raise and Distribution Results

For three months ended September 30, 2025, we raised aggregate subscription proceeds, inclusive of the distribution reinvestment plan, of $48,917, $135,065, and $183,982 for Series I, Series II and the Company, respectively. For nine months ended September 30, 2025, we raised aggregate subscription proceeds, inclusive of the distribution reinvestment plan, of $196,530, $377,510, and $574,040 for Series I, Series II and the Company, respectively. The subscription proceeds were used to acquire additional Infrastructure Assets and increase our Liquidity Portfolio.

For the three months ended September 30, 2025, we declared quarterly distribution of $3,369, $8,191, and $11,560 for Series I, Series II, and the Company, respectively. For the nine months ended September 30, 2025, we declared distributions of $8,765, $21,194, and 29,959 for Series I, Series II, and the Company, respectively.

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

It is expected that following any calendar month in which the Specified Expenses are below 0.60% of the Company’s net assets on an annualized basis, the Company shall reimburse the Operating Manager, fully or partially, for the Expense Support, but only if and to the extent that Specified Expenses plus any “Reimbursement Payments” (defined below) do not exceed 0.60% of the Company’s net assets at the end of each calendar month on an annualized basis, until such time as all Expense Support made by the Operating Manager to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company in the prior sentence shall be referred to herein as a “Reimbursement Payment.”

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

Comparison of the Three Months Ended September 30, 2025 and 2024

Revenues

Series I recorded $13,786 of revenues for the three months ended September 30, 2025, consisting of $4,668 of investment income, $534 of realized gains and $8,584 of net change in unrealized appreciation/(depreciation). Series II recorded $33,191 of revenues for the three months ended September 30, 2025, consisting of $11,248 of investment income, $1,277 of realized gains and $20,666 of net change in unrealized appreciation/(depreciation). The Company recorded a total of $46,977 of revenues for the three months ended September 30, 2025, consisting of $15,916 of investment income, $1,811 of realized gains and $29,250 of net change in unrealized appreciation/ (depreciation). Such revenues were generated from our Liquidity Portfolio and our Infrastructure Assets.

Series I recorded $4,487 of revenues for the three months ended September 30, 2024 consisting of $3,025 of investment income, $56 of realized gains and $1,406 of net change in unrealized appreciation/(depreciation). Series II recorded $12,400 of revenues for the three months ended September 30, 2024 consisting of $8,389 of investment income, $158 of realized gains and $3,853 of net change in unrealized appreciation/(depreciation). The Company recorded a total of $16,887 of revenues for the three months ended September 30, 2024, consisting of $11,414 of investment income, $214 of realized gains and $5,259 of net change in unrealized appreciation/(depreciation). Such revenues were generated from our Liquidity Portfolio and our Infrastructure Assets.

Series I revenues increased by $9,299, consisting of an increase of $1,643 from investment income, $478 of realized gains and $7,178 of net change in unrealized appreciation/(depreciation). Series II revenues increased by $20,791, consisting of an increase of $2,859 from investment income, $1,119 of realized gains and $16,813 of net change in unrealized appreciation/(depreciation). The Company revenues increased by $30,090, consisting of an increase of $4,502 from investment income, $1,597 of realized gains and $23,991 of net change in unrealized appreciation/(depreciation). The net increases were due to the acquisition of Infrastructure Assets and increasing the Liquidity Portfolio subsequent to September 30, 2024 that are generating revenue.

Expenses

Management Fee

For the three months ended September 30, 2025, the Operating Manager earned gross Management Fees of $694, $1,405, and $2,099 from Series I, Series II, and the Company, respectively, with a Special Fees offset of $242, $491, and $733, from Series I, Series II, and the Company, respectively, resulting in net Management Fees of $452, $914, and $1,366 from Series I, Series II, and the Company, respectively.

For the three months ended September 30, 2024, the Operating Manager earned gross Management Fees of $232, $612, and $844 from Series I, Series II and the Company, respectively, with a Special Fees offset of $178, $485, and $663, from Series I, Series II and the Company, respectively, resulting in net Management Fees of $54, $127, and $181 from Series I, Series II, and the Company, respectively.

Gross Management Fees increased by $462, $793 and $1,255 for Series I, Series II and the Company, respectively, with an increase in the Special Fee offset of $64, $6, and $70, for Series I, Series II and the Company, respectively, resulting in net Management Fees increase of $398, $787, and $1,185 for Series I, Series II and the Company, respectively. The increases were due to an increase in the net asset value subsequent to September 30, 2024, which was primarily driven by capital raises, revenue generated from the Infrastructure Assets, Liquidity Portfolio, and increase of special fee offset.

Selling Commissions and Ongoing Distribution and Servicing Fees

For the three months ended September 30, 2025 and 2024, neither Series paid the Dealer Manager for any annual distribution fees, shareholder servicing fees, upfront selling commission or dealer manager fees.

Special Fees

For the three months ended September 30, 2025, $242, $491, and $733 of the total Special Fees allocable to the Company were used to offset Management Fees for Series I, Series II, and the Company, respectively. As of September 30, 2025, Special fees of $288, $795, and $1,083 remained available for future management fee offsets for Series I, Series II, and the Company, respectively.

For the three months ended September 30, 2024, $178, $485, and $663 of the total Special Fees allocable to the Company were used to offset Management Fees for Series I, Series II, and the Company, respectively. As of September 30, 2024, there were no remaining Special Fees allocable for future Management Fee offset for Series I, Series II, and the Company, respectively.

Special Fees allocable to the Company used to offset Management Fees increased by $64, $6, and $70, for Series I, Series II, and the Company, respectively. Series I, Series II, and the Company share of the remaining Special Fees allocable for future Management Fee offset increased by $288,$795, and $1,083, respectively.

Performance Fee

For the three months ended September 30, 2025, the Operating Manager earned Performance Fees of $775, $1,598, and $2,373 from Series I, Series II, and the Company, respectively.

For the three months ended September 30, 2024, the Operating Manager earned Performance Fees of $210, $562, and $772 from Series I, Series II and the Company, respectively.

Performance Fees earned by the Operating Manager increased by $565, $1,036 and $1,601 for Series I, Series II and the Company, respectively. The increases were due to an increase in the revenues from the Infrastructure Assets and Liquidity Portfolio.

Organizational and Offering Expenses

Series I, Series II, and the Company did not incur organizational expenses for the three months ended September 30, 2025 and 2024.

For the three months ended September 30, 2024, Series I, Series II, and the Company incurred deferred offering expenses of $34, $101, and $135, respectively.

Offering expenses include registration fees and legal fees regarding the preparation of the Company’s registration statement on Form 10. Offering expenses are accounted for as deferred costs until operations begin. For the three months ended September 30, 2025, Series I, Series II, and the Company deferred offering expenses amortization were $39, $94, and $133, respectively. For the three months ended September 30, 2024, Series I, Series II, and the Company deferred offering expenses amortization were $35, $98, and $133, respectively. As of September 30, 2025, deferred offering expenses for Series I, Series II and the Company were $489, $1,178 and $1,667, respectively. As of December 31, 2024, Series I, Series II and the Company deferred offering expenses were $545, $1,522 and $2,067, respectively.

Deferred offering expenses amortization increased/(decreased) by $4, $(4) and no change for Series I, Series II and the Company, respectively.

Organizational and Offering Expenses are paid by the Operating Manager, subject to potential recoupment as described in “Note 6. Related Party Considerations" to our financial statements in this Quarterly Report on Form 10-Q.

Operating Expenses

Series I, Series II, and the Company incurred Operating Expenses of $727, $1,731, and $2,458, respectively, for the three months ended September 30, 2025. These expenses relate to general and administration expenses and directors’ fees.

Series I, Series II, and the Company incurred Operating Expenses of $649, $1,811, and $2,460, respectively, for the three months ended September 30, 2024. These expenses relate to general and administration expenses and director fees.

Operating expenses increased/(decreased) by $78, $(80) and $(2) for Series I, Series II and the Company, respectively.

Company Expense Support and Conditional Reimbursement of the Operating Manager

For the three months ended September 30, 2025, the Operating Manager provided no Expense Support in connection with expenses incurred by Series I, Series II, and the Company, respectively.

For the three months ended September 30, 2024, the Operating Manager elected to provide an Expense Support of $262, $739, and $1,001 for expenses incurred by Series I, Series II, and the Company, respectively.

Expense Support decreased by $262, $739, and $1,001 for Series I, Series II and the Company, respectively. The decreases were due to an increase in the net asset value resulting in less Expense Support needed.

For the three months ended September 30, 2025, the Company reimbursed the Operating Manager for $21, $50, and $71 for previously provided Expense Support related to Series I, Series II, and the Company, respectively.

For the three months ended September 30, 2024 the Company did not reimburse the Operating Manager for any previously provided Expense Support related to Series I, Series II, or the Company, respectively.

Reimbursement Payments increased by $21, $50, and $71 for Series I, Series II and the Company, respectively. The increase was due to an increase in the net asset value resulting in reimbursement for previously provided Expense Support.

Income Taxes

For the three months ended September 30, 2025, Series I, Series II, and the Company had an income tax provision of $2,691, $2,630, and $5,321, respectively, comprising of U.S. federal and state taxes, which are based upon income, dividends, and gains earned.

For the three months ended September 30, 2024, Series I, Series II and the Company had an income tax provision of $918, $2,112, and $3,030, respectively, comprising of U.S. federal and state taxes, which are based upon income, dividends, and gains earned.

Income tax provision increased by $1,773 for Series I, increased by $518 for Series II, and had a net increase of $2,291 for the Company. The increase for Series I, Series II and the Company was due to an increase in the revenue generated by the Infrastructure Assets and Liquidity Portfolio.

Comparison of the Nine Months Ended September 30, 2025 and 2024

Revenues

Series I recorded $27,926 of revenues for the nine months ended September 30, 2025 consisting of $14,364 of investment income, $4,217 realized gain, and $9,345 of net change in unrealized appreciation/(depreciation). Series II recorded $68,047 of revenues for the nine months ended September 30, 2025 consisting of $35,200 of investment income, $10,026 realized gains, and $22,821 of net change in unrealized appreciation/(depreciation). The Company recorded a total of $95,973 of revenues for the nine months ended September 30, 2025, consisting of $49,564 of investment income, $14,243 of realized gains, and $32,166 of net change in unrealized appreciation/(depreciation). Such revenues were generated from our Liquidity Portfolio and our Infrastructure Assets.

Series I recorded $10,120 of revenues for the nine months ended September 30, 2024 consisting of $6,712 of investment income, $56 realized gain, and $3,352 of net change in unrealized appreciation/(depreciation). Series II recorded $30,133 of revenues for the nine months ended September 30, 2024 consisting of $20,069 of investment income, $158 realized gain, and $9,906 of net change in unrealized appreciation/(depreciation). The Company recorded a total of $40,253 of revenues for the nine months ended September 30, 2024, consisting of $26,781 of investment income, $214 of realized gains, and $13,258 of net change in unrealized appreciation/(depreciation). Such revenues were generated from our Liquidity Portfolio and our Infrastructure Assets.

Series I revenues increased by $17,806, consisting of an increase of $7,652 from investment income, $4,161 of realized gains and $5,993 of net change in unrealized appreciation/(depreciation). Series II revenues increased by $37,914, consisting of an increase of $15,131 from investment income, $9,868 of realized gains and $12,915 of net change in unrealized appreciation/(depreciation). The Company revenues increased by $55,720 consisting of an increase of $22,783 from investment income, $14,029 of realized gains and $18,908 of net change in unrealized appreciation/(depreciation). The increases were due to the acquisition of Infrastructure Assets and increasing the Liquidity Portfolio subsequent to September 30, 2024 that are generating revenue.

Expenses

Management Fee

For the nine months ended September 30, 2025, the Operating Manager earned gross Management Fees of $1,667, $3,574, and $5,241 from Series I, Series II and the Company, respectively, with a Special Fees offset of $502, $1,122, and $1,624, from Series I, Series II and the Company, respectively, resulting in net Management Fees of $1,165, $2,452, and $3,617 from Series I, Series II the Company, respectively.

For the nine months ended September 30, 2024, the Operating Manager earned gross Management Fees of $476, $1,384, and $1,860 from Series I, Series II and the Company, respectively, with a Special Fees offset of $368, $1,047, and $1,415, from Series I, Series II and the Company, respectively, resulting in net Management Fees of $108, $337, and $445 from Series I, Series II and the Company, respectively.

Gross Management Fees increased by $1,191, $2,190, and $3,381 for Series I, Series II and the Company, respectively, with an increase in the Special Fee offset of $134, $75, and $209 for Series I, Series II and the Company, respectively, resulting in net Management Fees increase of $1,057, $2,115, and $3,172 for Series I, Series II and the Company, respectively. The increases were due to an increase in the net asset value subsequent to September 30, 2024, which was primarily driven by capital raises and revenue generated from the Infrastructure Assets and Liquidity Portfolio.

Selling Commissions and Ongoing Distribution and Servicing Fees

For the nine months ended September 30, 2025, and September 30, 2024 neither Series paid the Dealer Manager for any annual distribution fees, shareholder servicing fees, upfront selling commission or dealer manager fees.

Special Fees

For the nine months ended September 30, 2025, $502, $1,122, and $1,624 of the total Special Fees allocable to the Company were used to offset Management Fees for Series I, Series II, and the Company, respectively. As of September 30, 2025, Special fees of $288, $795, and $1,083 remained available for future management fee offsets for Series I, Series II, and the Company, respectively.

For the nine months ended September 30, 2024, $368, $1,047, and $1,415 of the total Special Fees allocable to the Company were used to offset Management Fees for Series I, Series II, and the Company, respectively. As of September 30, 2024, there were no remaining Special Fees allocable for future Management Fee offset for Series I, Series II, and the Company, respectively.

Special Fees allocable to the Company used to offset Management Fees increased by $134, $75, and $209, for Series I, Series II, and the Company, respectively. Series I, Series II, and the Company share of the remaining Special Fees allocable for future Management Fee offset increased by $288, $795, and $1,083, respectively.

Performance Fee

For the nine months ended September 30, 2025, the Operating Manager earned Performance Fees of $1,482, $3,148, and $4,630 from Series I, Series II and the Company, respectively.

For the nine months ended September 30, 2024, the Operating Manager earned Performance Fees of $479, $1,381, and $1,860 from Series I, Series II and the Company, respectively.

Performance Fees earned by the Operating Manager increased by $1,003, $1,767 and $2,770 for Series I, Series II and the Company, respectively. The increases were due to an increase in the revenues from the Infrastructure Assets and Liquidity Portfolio.

Organizational and Offering Expenses

Series I, Series II, the Company did not incur organizational expenses for the nine months ended September 30, 2025 and 2024.

For the nine months ended September 30, 2025, Series I, Series II, and the Company incurred deferred offering expenses amortization were $113, $286, and $399, respectively.

Series I, Series II, and the Company incurred deferred offering expenses of $34, $101, and $135, respectively, for the nine months ended September 30, 2024. For the nine months ended September 30, 2024, Series I, Series II, and the Company deferred expenses amortization were $93, $290, and $383, respectively. As of September 30, 2025, deferred offering expenses for Series I, Series II and the Company were $489, $1,178 and $1,667, respectively. As of December 31, 2024, Series I, Series II and the Company deferred offering expenses were $545, $1,522 and $2,067, respectively.

Deferred offering expenses amortization increased/(decreased) by $20, $(4) and $16 for Series I, Series II and the Company, respectively.

Organizational and Offering Expenses are paid by the Operating Manager, subject to potential recoupment as described in “Note 6. Related Party Considerations" to our financial statements in this Quarterly Report on Form 10-Q.

Operating Expenses

Series I, Series II, and the Company incurred Operating Expenses of $2,047, $5,073, and $7,120, respectively, for the nine months ended September 30, 2025. These expenses relate to general and administration expenses and director fees.

Series I, Series II, and the Company incurred Operating Expenses of $1,594, $4,944, and $6,538, respectively, for the nine months ended September 30, 2024. These expenses relate to general and administration expenses and director fees.

Operating expenses increased by $453, $129, and $582 for Series I, Series II and the Company, respectively. The increases were due to an increase in the net asset value and transaction activity.

Company Expense Support and Conditional Reimbursement of the Operating Manager

For the nine months ended September 30, 2025, the Operating Manager elected to provide an Expense Support of $117, $319, and $436 for expenses incurred by Series I, Series II, and the Company, respectively.

For the nine months ended September 30, 2024, the Operating Manager elected to provide an Expense Support of $894, $2,849, and $3,743 for expenses incurred by Series I, Series II, and the Company, respectively.

Expense Support decreased by $777, $2,531, and $3,308 for Series I, Series II and the Company, respectively. The decreases were due to an increase in the net asset value resulting in less Expense Support needed.

For the nine months ended September 30, 2025, the Company reimbursed the Operating Manager for $21, $50, and $71 for previously provided Expense Support related to Series I, Series II, and the Company, respectively.

For the nine months ended September 30, 2024 the Company did not reimburse the Operating Manager for any previously provided Expense Support related to Series I, Series II, or the Company.

Reimbursement Payments increased by $21, $50, and $71 for Series I, Series II and the Company, respectively. The increase was due to an increase in the net asset value resulting in reimbursement for previously provided Expense Support.

Income Taxes

For the nine months ended September 30, 2025, Series I, Series II and the Company had an income tax provision of $5,232, $6,870, and $12,102, respectively, comprising of U.S. federal and state taxes, which are based upon income, dividends, and gains earned.

For the nine months ended September 30, 2024, Series I, Series II and the Company had an income tax provision of $2,068, $5,061, and $7,129, respectively, comprising of U.S. federal and state taxes, which are based upon income, dividends, and gains earned.

Income tax provision increase by $3,164, $1,809, and $4,973 for Series I, Series II and the Company, respectively. The increases were due to an increase in the revenue generated by the Infrastructure Assets and Liquidity Portfolio.

Net Asset Value

We calculate NAV per Share in accordance with valuation policies and procedures that have been approved by our Board. Our NAV per Share of each type of Share is the price at which we sell and repurchase our Shares. The following tables include the number of outstanding shares and provides a breakdown of the major components of our total Net Asset Value as of September 30, 2025 and 2024 ($ in thousands, except shares):

Components of Net Asset Value	September 30, 2025	September 30, 2024
Investments at fair value (1)	$1,292,949	457,754
Cash and cash equivalents	215,247	266,233
Foreign currencies at fair value(2)	51,923	-
Other assets	41,746	13,553
Derivative Assets	620	-
Derivative Liabilities	(648)	-
Other liabilities	(44,947)	(20,256)
Distributions payable	(11,560)	(4,888)
Accrued performance fee	(4,630)	(1,860)
Management fee payable	-	(177)
Net Asset Value	$1,540,700	710,359
Number of outstanding shares	55,819,651	27,081,528

(1) With respect to September 30, 2025 and 2024 at a cost of $1,222,497 and $443,803, respectively.

(2) With respect to September 30, 2025 at a cost of $51,339.

The following table provides a breakdown of our total Net Asset Value and our NAV per Share by type as of September 30, 2025 ($ in thousands, except shares and per share data):

Type	Monthly Net Asset Value	Number of Outstanding Shares	Net Asset Value per share as of September 30, 2025
Series I
A-II Shares	$340,779	12,428,261	$27.42
F-I Shares	$73,046	2,697,182	$27.08
V Shares	$1	40	$25.00
E Shares	$269	9,698	$27.73
I Shares	$35,252	1,297,753	$27.16
S Shares	$3	110	$27.15
Series II	-
A-II Shares	$1,019,217	36,754,631	$27.73
F-I Shares	$63,888	2,332,952	$27.39
V Shares	$1	40	$25.00
E Shares	$1,192	42,523	$28.04
I Shares	$7,049	256,351	$27.50
S Shares	$3	110	$27.48
Total	1,540,700	55,819,651

Valuation Methodologies and Significant Inputs

The following table provides quantitative measures used to determine the fair values of our Level III investments as of September 30, 2025 ($ in thousands):

September 30, 2025
Asset Type	Level III Fair Value	Valuation Technique	Unobservable Input	Input
Series I
Investments in Partnership Investment Vehicle	$99,352	Discounted Cash Flow	Discount Rate	8.37% - 15.10%
			Terminal Multiple	8.5x - 14.3x
			Exit Cap Rate	6.50% - 7.50%
Investments in Loans	115,265	Discounted Cash Flow	Discount Rate	5.83% - 18.20%
		Transaction Price	N/A	N/A
Total	$214,617

Series II
Investments in Partnership Investment Vehicle	$239,534	Discounted Cash Flow	Discount Rate	8.37% - 15.10%
			Terminal Multiple	8.5x - 14.3x
			Exit Cap Rate	6.50% - 7.50%
Investments in Loans	277,898	Discounted Cash Flow	Discount Rate	5.83% - 18.20%
		Transaction Price	N/A	N/A
Total	$517,432

Total
Investments in Partnership Investment Vehicle	$338,886	Discounted Cash Flow	Discount Rate	8.37% - 15.10%
			Terminal Multiple	8.5x - 14.3x
			Exit Cap Rate	6.50% - 7.50%
Investments in Loans	393,163	Discounted Cash Flow	Discount Rate	5.83% - 18.20%
		Transaction Price	N/A	N/A
Total	$732,049

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

As of September 30, 2025, derivative assets of $188, $432, and $620 were recorded in the Consolidated Statements of Assets and Liabilities for Series I, Series II, and the Company, respectively, and derivative liabilities of $166, $482, and $648 were recorded in the Consolidated Statements of Assets and Liabilities for Series I, Series II, and the Company, respectively. For the three months ended September 30, 2025, the net change in unrealized appreciation/(depreciation) from derivatives was $542, $1,265 and $1,807, for Series I, Series II, and the Company, respectively. For the nine months ended September 30, 2025, the net change in unrealized appreciation/(depreciation) from derivatives was $22, $(50), $(28) for Series I, Series II, and the Company, respectively. For the three and nine months ended September 30, 2025, the net realized loss from derivatives was $126, $305 and $431 for Series I, Series II, and the Company, respectively. There were no derivative assets or derivative liabilities held as of September 30, 2024.

Distributions

For the three and nine months ended September 30, 2025, the Company declared distributions on the following outstanding shares of the Company in the amounts per share set forth below:

Type	Three months ended September 30, 2025	Nine months ended September 30, 2025
Series I
A-II Shares	$0.21	$0.62
F-I Shares	$0.20	$0.61
E Shares	$0.21	$0.62
I Shares	$0.20	$0.61
S Shares	$0.20	$0.61
Series II
A-II Shares	$0.21	$0.62
F-I Shares	$0.21	$0.62
E Shares	$0.21	$0.62
I Shares	$0.21	$0.62
S Shares	$0.21	$0.62

Liquidity and Capital Resources

As of September 30, 2025, the Company had $215,247 in cash and cash equivalents, primarily the result from sales of our Shares, and $51,923 in Foreign Currencies at fair value.

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

Share Repurchases

For the three months ended September 30, 2025, the Company repurchased 31,264 Series I A-II Shares, 8,628 Series I F-I Shares, and 73,245 Series II A-II Shares for an aggregate purchase price of $3,073. For the nine months ended September 30, 2025, the Company repurchased 99,983 Series I A-II shares, 47,240 Series I F-1 Shares, 302,730 Series A-II Shares, and 791 Series II E Shares for an aggregate purchase price of $12,148. We expect that each Series will conduct quarterly Share repurchases (each, a “Share Repurchase”) for up to 5.0% of the aggregate NAV of our outstanding Investor Shares and E Shares of each Series (measured across both Series) at a price based on the NAV per Share as of the last business day of the quarter prior to the commencement of a Share Repurchase (the “Repurchase Plan”). The Company made Share Repurchases beginning in the second quarter of 2024. Due to tax considerations and other factors, the NAV between each Series will differ, and because of differential fees and other factors, NAV between Share type will differ, but all NAV calculations are expected to be based on the joint underlying economic interests of both Series in the Infrastructure Assets.

For the three and six months ended September 30, 2024, the Company repurchased approximately 4,000 Series II A-II Shares

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

Cash Flows

The following table summarizes the changes to our cash flows for the nine months ended September 30, 2025 and 2024 ($ in thousands):

Cash Flow From:	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Operating Activities	$(591,629)	$(282,383)
Financing Activities	536,877	427,345
Net (decrease) in cash and Cash Equivalents	$(54,752)	$144,962

Cash used in operating activities

Our cash flow used in operating activities was $591,629 for the nine months ended September 30, 2025, which mostly relates to the acquisition, and the sale and syndication of Infrastructure Assets. Our net increase in net assets resulting from operations was $68,470 for the nine months ended September 30, 2025, which reflects income from interest and dividends and an increase in the value of our Infrastructure Assets and Liquidity Portfolio, partially offset by expenses and income taxes incurred.

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

Cash provided by financing activities

Our cash flow provided by financing activities was $536,877 for the nine months ended September 30, 2025, which reflects the gross proceeds from the sale of Shares pursuant to our Private Offering, repurchase of shares, and distribution to investors.

Our cash flow provided by financing activities was $427,345 for the nine months ended September 30, 2024, which reflects the gross proceeds from the sale of Shares pursuant to our Private Offering, repurchase of shares, and distribution to investors.

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

Contractual Obligations

See “Note 8. Commitments and Contingencies” to our financial statements in this Quarterly Report on Form 10-Q for our contractual obligations and commitments with payments due subsequent to September 30, 2025.

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

Changes in Fair Value

All of our Infrastructure Assets as of September 30, 2025 are reported at fair value. Net changes in the fair value of Infrastructure Assets impact the net increase or decrease in net assets resulting from operations in our Consolidated Statements of Operations. Based on Infrastructure Assets held as of September 30, 2025, we estimate that an immediate 10% increase or decrease in the fair value of Infrastructure Assets generally would result in a commensurate change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the Infrastructure Asset was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Based on the fair value of Infrastructure Assets as of September 30, 2025, we estimate that an immediate, hypothetical 10% increase or decline in the fair value of Infrastructure Assets would result in an increase or decline, respectively, in net assets resulting from operations of $129,294, if not offset by other factors.

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

Additionally, with respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt acquisitions to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our debt acquisitions to increase. As of September 30, 2025, we had no indebtedness.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Certifications

The Certifications of the Principal Executive Officer and Principal Financial Officer of the Company required by Section 302 and Section 906 of the Sarbanes-Oxley Act, which are filed or furnished as Exhibits 31.1, 31.2, 32.1, and 32.2 to this Quarterly Report on Form 10-Q, are applicable to each Series individually and to the Company as a whole.

Part II. Other Information

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2025, we were not involved in any material legal proceedings.

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

During the three months ended September 30, 2025, the Company repurchased Shares in the following amounts:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2025 to July 31, 2025	-	$-	-	-
August 1, 2025 to August 31, 2025 (1)	113,137	$27.16	113,137	-
September 1, 2025 to September 30, 2025	-	$-	-	-
Total	113,137	$27.16	113,137	-

(1)
The Shares listed above were repurchased on August 8, 2025. See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Share Repurchases” in this Quarterly Report on Form 10-Q for a discussion of the Company’s share repurchases for applicable share classes during the quarter ended September 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10 filed with the SEC on June 15, 2023)

3.2	Third Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed with the SEC on November 7, 2023)

3.3	Series Agreement of Apollo Infrastructure Company LLC – Series I (incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10 filed with the SEC on June 15, 2023)

3.4	Series Agreement of Apollo Infrastructure Company LLC – Series II (incorporated by reference to Exhibit 3.5 to the Registrant’s Form 10 filed with the SEC on June 15, 2023)

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10/A filed with the SEC on December 19, 2023)

4.2	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10/A filed with the SEC on December 19, 2023)

4.3	Share Repurchase Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10/A filed with the SEC on December 19, 2023)

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

APOLLO INFRASTRUCTURE COMPANY LLC

/s/ Yvette Novo
Date: November 14, 2025	Chief Financial Officer
(Principal Financial Officer)