Form 10-K
period 2025-12-31
Apollo Infrastructure Co LLC
filed 2026-03-31
CIK 1971381

ap granges

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to     .

Commission file number 000-56561

c

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of March 30, 2026, the registrant had, (i) with respect to Series I limited liability company interests, 40 V Shares, 14,303,054 A-II Shares, 12,929 E Shares, 2,887,049 F-I Shares, 110 S Shares and 2,284,836 I Shares and (ii) with respect to Series II limited liability company interests, 40 V Shares, 43,055,054 A-II Shares, 57,657 E Shares, 2,487,468 F-I Shares, 110 S Shares and 389,233 I Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Special Note Regarding Forward-Looking Statements

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Annual Report on Form 10-K may include statements as to:

•
our future operating results;
•
our business prospects and the prospects of the Infrastructure Assets (as defined herein) we acquire, control and manage;
•
our ability to raise sufficient capital to execute our potential acquisition and lending strategies;
•
the ability of our Operating Manager (as defined herein) to source adequate acquisition and lending opportunities to efficiently deploy capital;
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

In addition, words such as “anticipate,” “believe,” “expect” and “intend,” and similar words or variations thereof may indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties, including factors outside of our control. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth elsewhere in this Annual Report on Form 10-K, and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including our latest registration statement on Form 10 under the Exchange Act (the “Registration Statement”). Other factors that could cause actual results to differ materially include, but are not limited to:

•
changes in the economy;
•
risks associated with possible disruption in our operations or the economy generally due to terrorism, natural disasters, epidemics or other events having a broad impact on the economy; and
•
future changes in laws or regulations and conditions in our operating areas.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this Annual Report on Form 10-K. Moreover, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

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
•
Our potential acquisitions and assets are affected by the general economy and recent events, including market volatility.
•
The success of the Company depends on our ability to navigate the acquisitions and competition of the market.
•
The Company faces risks arising from purchases of debt on a secondary basis.
•
The Company faces special risks related to bank loans and participations.
•
The Company faces risks associated with opportunities in loans secured by real estate.
•
We may face risks associated with purchasing participation interests in debt instruments.

Industry and Sector Specific Risks

•
We face risks of acquiring assets in the utility and power industries.
•
The Company faces a variety of risks associated with instruments in the energy sector, some of which cannot be foreseen or qualified.
•
The Company faces risks associated with the renewable clean energy sector, since it is a relatively new energy asset class and may be considered riskier than more established asset classes.
•
The Company faces operational and financial risks related to the aviation industry.
•
We face risks associated with potential opportunities in communications companies.

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

Risks Related to Strategic Investments in Infrastructure Assets

•
We may acquire Structured Products either from third parties or subsidiaries where the performance of such assets is subject to greater risk because they are (i) subject to greater volatility than acquiring an asset or other security directly from the underlying market and (ii) potentially subject to enhanced regulatory requirements that may increase the chance of losses on our investments in those Structured Products. For a portion of our assets, we are at risk of having a limited ability to control an asset when we hold a non-controlling interest in that asset.
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

Basis of Presentation

All dollar amounts included herein except share prices and per share data are presented in thousands unless otherwise noted.

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

Founded in 1990, Apollo is a high-growth, global alternative asset manager with $938.4 billion of Assets Under Management (as defined below) as of December 31, 2025. As of December 31, 2025, Apollo’s asset management business had 4,130 employees with offices throughout the world. Apollo seeks to provide its clients excess return at every point along the risk-reward spectrum from investment grade debt to private equity. None of Apollo’s results should be attributed to the Company and there is no guarantee of similar results for the Company.

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

For purposes of this Annual Report on Form 10-K, the term “Assets Under Management” refers to the assets of the funds, partnerships and accounts to which Apollo provides investment management, advisory or certain other investment related services, including, without limitation, capital that such funds, partnerships and accounts have the right to call from investors pursuant to capital commitments; Apollo’s Assets Under Management equals the sum of: (i) the net asset value (“NAV”) plus used or available leverage and/or capital commitments, or gross assets plus capital commitments, of the credit and certain equity funds, partnerships and accounts for which Apollo provides investment management or advisory services, other than certain collateralized loan obligations, collateralized debt obligations and certain perpetual capital vehicles, which have a fee-generating basis other than the mark-to-market value of the underlying assets; for certain perpetual capital vehicles in credit, gross asset value plus available financing capacity; (ii) the fair value of the investments of the equity and certain credit funds, partnerships and accounts Apollo manages or advises plus the capital that such funds, partnerships and accounts are entitled to call from investors pursuant to capital commitments, plus portfolio level financings; (iii) the gross asset value associated with the reinsurance investments of the portfolio company assets Apollo manages or advises; and (iv) the fair value of any other assets that Apollo manages or advises for the funds, partnerships and accounts to which Apollo provides investment management, advisory or certain other investment-related services, plus unused credit facilities, including capital commitments to such funds, partnerships and accounts for investments that may require pre-qualification or other conditions before investment plus any other capital commitments to such funds, partnerships and accounts available for investment that are not otherwise included in the clauses above. Apollo’s Assets Under Management measure includes assets under management for which it charges either nominal or zero fees. Apollo’s Assets Under Management measure also includes assets for which Apollo does not have investment discretion, including certain assets for which Apollo earns only investment-related service fees, rather than management or advisory fees. Apollo’s definition of Assets Under Management is not based on any definition of assets under management contained in its governing documents or in any management agreements of the funds Apollo manages. Apollo considers multiple factors for determining what should be included in its definition of Assets Under Management. Such factors include but are not limited to (1) its ability to influence the investment decisions for existing and available assets; (2) its ability to generate income from the underlying assets in the funds it manages; and (3) the assets under management measures that Apollo uses internally or believes are used by other investment managers. Given the differences in the investment strategies and structures among other alternative investment managers, Apollo’s calculation of Assets Under Management may differ from the calculations employed by other investment managers and, as a result, this measure may not be directly comparable to similar measures presented by other investment managers. Apollo’s calculation also differs from the manner in which its affiliates registered with the SEC report “Regulatory Assets Under Management” on Form ADV and Form PF in various ways. Apollo uses “Assets Under Management” as a performance measurement of its investment activities, as well as to monitor fund size in relation to professional resource and infrastructure needs.

Apollo’s dedicated infrastructure investing platform began its operations in 2018, and the Apollo infrastructure investment team and asset management professionals (the “Apollo Infrastructure Group”) is led by Olivia Wassenaar. The combined group brings together Apollo’s expertise across infrastructure and sustainability strategies. As such, we believe access to Apollo Infrastructure Group provides AIC with opportunities for attractive capital deployment and continued value creation.

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

Leverage

We may use leverage to provide additional funds to support our acquisitions. We expect to use entity level debt (incurred by each Series or its operating subsidiaries), such as revolving credit facilities, including through our Revolving Credit Agreement (as defined below), and expect the Infrastructure Assets will utilize asset level debt financing (debt at the operating entity level).

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

We may borrow money through a revolving credit facility with one or more unaffiliated third-party lenders for acquisition purposes, to pay operating expenses, to make distributions, to satisfy repurchase requests from the Shareholders, and otherwise to provide any Series with temporary liquidity. On January 12, 2026, certain indirect subsidiaries of the Company entered into a revolving credit agreement (the “Revolving Credit Agreement”) as borrowers (collectively with the other borrowers from time to time party thereto, the “Borrowers”) or subsidiary guarantors (collectively with the other subsidiary guarantors from time to time party thereto, the “Subsidiary Guarantors”), as applicable, with Sumitomo Mitsui Banking Corporation, as administrative agent, letter of credit issuer and lead arranger, U.S. Bank Trust Company, National Association, as collateral trustee, and the lenders from time to time party thereto. Under the Revolving Credit Agreement, the lenders have agreed to make credit available to the Borrowers in an aggregate initial principal amount of up to $400 million, which amount may be increased from time to time with the consent of the parties thereto. Obligations under the Revolving Credit Agreement are non-recourse to the Company. The Revolving Credit Agreement will mature on January 12, 2029, unless the maturity date is extended in accordance with the terms thereof or there is an earlier termination or an acceleration following an event of default. The Borrowers’ obligations under the Revolving Credit Agreement are secured by security interests in certain (i) accounts and credit investments of the Borrowers and the Subsidiary Guarantors and (ii) equity interests of the Borrowers in certain directly held subsidiaries. For more information on the Revolving Credit Agreement, see Note 12. Subsequent Events to our financial statements in this Annual Report on Form 10-K.

In addition, we may enter into an unsecured line of credit with Apollo or one of its affiliates for such purposes. Apollo or one of its affiliates may face conflicts of interest in connection with any borrowings or disputes under this unsecured line of credit. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest.”

Our Revolving Credit Agreement contains, and any future credit facilities (together, the “Credit Facilities”) that we enter into, may contain customary covenants that, among other things, limit our ability to pay distributions in certain circumstances, incur additional debt and engage in certain transactions, including mergers and consolidations, and require asset coverage ratios. In connection with any Credit Facility, we may be required to pledge some or all of our assets and to maintain a portion of our assets in cash or high-grade securities as a reserve against interest or principal payments and expenses. The lenders of any such Credit Facility may have the ability to foreclose on such assets in the event of a default under the Credit Facility pursuant to agreements among the applicable Series or obligor, our custodian and such lenders. We expect that any such Credit Facility would have customary covenant, negative covenant and default provisions. There can be no assurance that we will enter into an agreement for any new Credit Facility on terms and conditions representative of the foregoing, or that additional material terms will not apply. In addition, the Revolving Credit Agreement may in the future be replaced or refinanced by one or more Credit Facilities having substantially different terms or by the issuance of debt securities.

Changes in the value of our Infrastructure Assets, including costs attributable to leverage, will affect the applicable NAV of our Shares.

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

Employees

We did not have any employees as of December 31, 2025. Services necessary for our business are provided by individuals who are employees of Apollo pursuant to the terms of the Operating Agreement.

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

Additionally, before making an acquisition, the Operating Manager typically conducts due diligence that it deems reasonable and appropriate based on the facts and circumstances applicable to such asset. Due diligence might entail an evaluation of important and complex business, financial, tax, accounting, environmental, sustainability and legal issues and assessment of cyber security and information technology systems. In particular, the nature and scope of our Operating Manager’s diligence, if any, will vary based on the opportunity, but may include a review of, among other things, air and water pollution, land contamination, diversity, human rights, employee health and safety, accounting standards, bribery and corruption. Selecting and evaluating material sustainability-related factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by our Operating Manager or a third-party consultant (if any) will reflect the beliefs, values, internal policies or preferred practices of any particular investor or align with the beliefs or values or preferred practices of other managers or with market trends. The materiality of risks and impacts on an individual potential investment or portfolio as a whole are dependent on many factors, including the relevant industry, jurisdiction, asset class and investment style.

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

The Company, the Operating Manager, Infrastructure Assets and their affiliates rely extensively on computer programs and systems (and may rely on new systems and technology in the future) for various purposes, including trading, clearing and settling transactions, evaluating certain Infrastructure Assets, monitoring its portfolio and net capital, processing shareholder data and administration of the Company and generating risk management and other reports, all of which are critical to oversight of the Company’s activities. Certain of the Company’s and the Operating Manager’s operations are dependent upon systems operated by third parties, including prime brokers, administrators, depositaries, market counterparties and their sub-custodians and other service providers. The Company’s service providers, including any Affiliated Service Providers, may also depend on information technology systems, and, notwithstanding the diligence that the Company or the Operating Manager may perform on its service providers, the Company may not be in a position to verify the risks or reliability of such information technology systems. The rapid evolution and increasing prevalence of Computer and Algorithmic Research Tools (as defined below) may also increase our cybersecurity risks, and we may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts as a result of the use of such Computer and Algorithmic Research Tools.

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

Additionally, although the prevalence and scope of applications of distributed ledger technology, cryptocurrency and similar technologies is growing, the technology is nascent and may be vulnerable to cyberattacks or have other inherent technological weaknesses. We and the assets we manage are exposed to risks, and may become exposed to additional risks, related to distributed ledger technology and the financial products that use it, such as blockchain, cryptocurrencies and other digital assets, or decentralized finance and related applications; our reliance on companies that use, develop or rely on distributed ledger technology; use of distributed ledger technology by third-party vendors, clients, counterparties, clearinghouses and other financial intermediaries with whom we transact; and the receipt of cryptocurrencies or other digital assets as collateral. Market volatility of financial products using distributed ledger technology may increase these risks and may also expose us to increased compliance risks.

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

Shareholders will not be able to make decisions about acquisitions or any other decisions concerning the management of the Company. The management, financing and disposition policies of the Company are determined by the Board and implemented with the assistance of the Operating Manager and the Board. These policies may be changed from time to time at the discretion of the Board without a vote of the Shareholders, although the Board has no present intention to make any such changes. Any such changes could be detrimental to the value of the Company. Shareholders will have no right to participate in the day-to-day operation of the Company, including, acquisition and disposition decisions and decisions regarding the selection of service providers (including Affiliated Service

Providers) and the operation and financing of its acquisitions. The Shareholders will also have no opportunity to evaluate any economic, financial or other information that will be utilized by the Operating Manager in the performance of its obligations under the Operating Agreement, nor will Shareholders receive all financial information with respect to any acquisition that is available to the Company or the Operating Manager. Shareholders do not have an opportunity to evaluate for themselves or to approve any Infrastructure Assets. Shareholders therefore rely on the ability of the Operating Manager to select Infrastructure Assets to be acquired by the Company. Finally, the Board or the Company’s officers, with the assistance of the Operating Manager, will select the Company’s service providers (which will include Affiliated Service Providers) and determine the compensation of such providers without the review by or consent or approval of the Shareholders or any other independent party, except as may otherwise be provided in the LLC Agreement. The Shareholders must therefore rely on the ability of the Board and the Company’s officers, with the assistance of the Operating Manager, to select and compensate service providers in a manner beneficial to the Company and to make and manage acquisitions and dispose of such acquisitions. The success of the Company depends on the ability of the Company’s management, with the assistance of the Operating Manager, to identify suitable acquisitions, to negotiate and arrange the closing of appropriate transactions and to arrange the timely disposition of acquisitions. The Operating Manager may be unable to find a sufficient number of suitable attractive opportunities to meet the Company’s business. No person should purchase a Share unless such person is willing to entrust all aspects of the management of the Company to the Board and the Operating Manager.

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

The Investor Shares and E Shares do not have voting power, which is instead vested exclusively in the holders of the V Shares. Apollo, its affiliates and/or certain Apollo Clients own and are expected to continue to own all of the Company’s outstanding V Shares and will have the sole ability to elect directors of the Company. Shareholders will have no opportunity to control either larger strategic goals or the day-to-day operations, including acquisition and disposition decisions, of the Company. Shareholders must rely entirely on the Board, the Operating Manager, Apollo and their affiliates to conduct and manage the affairs of the Company and its Infrastructure Assets.

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

Prospective Shareholders will not know the NAV per Share of their investment until after the investment has been accepted.

Prospective Shareholders will not know the NAV per Share of their investment until after their subscription has been accepted. Prospective Shareholders will be required to subscribe for a dollar amount, and the number of Shares that such Shareholder receives will subsequently be determined based on our NAV per Share as of the end of the month immediately before such prospective Shareholder’s subscription is accepted by the Company (e.g., a subscription for Shares accepted by the Company on September 1 of a calendar year will be based upon our NAV as of August 31 of that year, which NAV will generally not be available until after September 1 of that year). Prospective Shareholders will learn of such NAV and the corresponding number of Shares represented by their subscription after we publish the NAV per Share.

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

The expenses (including legal fees and expenses) (whether or not advanced) and other liabilities resulting from the applicable Series’ indemnification obligations are generally Operating Expenses and will be paid by or otherwise satisfied out of the assets of the applicable Series. The application of the foregoing standards may result in Shareholders having a more limited right of action in certain cases than they would have in the absence of such standards. To the fullest extent permitted by applicable law, except in the case of a Triggering Event, in the exercise of its authority pursuant to the LLC Agreement, the Operating Manager is not required or expected to disregard the interests of other Apollo Clients and other Apollo stakeholders (including Apollo, its subsidiaries and their owners) if such interests are in conflict with those of the Company (although the Operating Manager is not authorized to disregard the interests of the Company). Further, members of the Board and each committee thereof are held only to a duty of subjective good faith, and generally will be considered to have acted in good faith if they subjectively believe that a decision is in the best interests of the Company. As a result of these considerations, even though such provisions in the LLC Agreement do not act as a waiver on the part of any Shareholder of any of its rights under applicable U.S. securities laws or other laws the applicability of which is not permitted to be waived, the Company may bear significant financial losses even where such losses were caused by the negligence (even if heightened) of such indemnified parties. Such financial losses may have an adverse effect on the returns to the Shareholders.

The Board or a committee of the Board may resolve potential conflicts of interest between us and Apollo, the Operating Manager and any of their respective affiliates. Under our LLC Agreement, it will be difficult for Shareholders to successfully challenge a resolution of a conflict of interest.

Whenever a potential conflict of interest arises among Apollo, the Operating Manager or any of their respective affiliates, on the one hand, and the Company, a Series, any of the Shareholders or any of the Members, on the other hand, which is not already approved in the LLC Agreement, the Board (or a committee of the Board consisting of independent directors, which is initially the Audit Committee) or the Operating Manager or affiliates of the Operating Manager may resolve such conflict of interest. If the Board or the Operating Manager determines that its resolution of the conflict of interest is on terms no less favorable to us than those generally being provided to or available from unrelated third parties or is fair and reasonable to us, taking into account the totality of the relationships between the parties involved (including other transactions that may be particularly favorable or advantageous to the Company), then it will be presumed that in making this determination, the Board or the Operating Manager acted in good faith. A holder of our Shares seeking to challenge this resolution of the conflict of interest would bear the burden of overcoming such presumption by clear and convincing evidence. This is different from the situation with a typical Delaware corporation, where a conflict resolution by an interested party would be presumed to be unfair and the interested party would have the burden of demonstrating that the resolution was fair.

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

We are subject to substantial fees and expenses, which could impact Shareholder returns.

The Company pays the Management Fee, Organizational and Offering Expenses (as defined below) and Operating Expenses whether or not it makes any profits, as set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Expenses,” the Operating Agreement and the LLC Agreement. If Apollo pays such expenses on behalf of the Company or any Infrastructure Asset, Apollo will seek and obtain reimbursement from the Company or such Infrastructure Asset and, to the extent Apollo incurred a cost of capital for the time period between payment of the expense and reimbursement by the Company or such Infrastructure Asset, Apollo has the authority to include such amount in the amount reimbursed from the Company or such Infrastructure Asset (with Apollo determining in its discretion whether to include (i) the calculation of the aggregate amount of the cost of capital and (ii) such amount as part of the reimbursement). This includes amounts payable to or in respect of any Apollo personnel or engagement of consultants, operating partners, operating executives or similar persons. No such amounts will constitute Special Fees (as defined below) and, therefore, such amounts will not reduce Management Fees paid by the Company. It is difficult to predict the future expenses of the Company. Such expenses will be substantial, and neither the Company’s expenses nor its fees (other than the amount of Organizational and Offering Expenses that may be ultimately borne by the Company) is subject to any cap.

We are responsible for the costs of our personnel and employees and for the costs of certain of the Operating Manager’s employees when used for our benefit.

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

As permitted by the LLC Act, our LLC Agreement provides that each Shareholder submits, to the fullest extent permitted by applicable law, to the exclusive jurisdiction of the Court of Chancery of the State of Delaware or, if such court lacks jurisdiction over the subject matter of such proceeding or if such jurisdiction is not available, the other courts of the State of Delaware or the United States District Court for the State of Delaware, and any appellate court thereof, in any action or proceeding arising out of or relating to our LLC Agreement or the transactions contemplated thereby, including claims (A) based upon, arising out of or related to a representation or warranty made in connection with the LLC Agreement or an inducement to enter into the LLC Agreement, (B) brought derivatively on behalf of the Company or a Series, (C) asserting a breach of a duty, including a fiduciary duty, owed by any current or former Director, officer, employee, Operating Manager, Member or Shareholder of the Company or a Series or any Affiliate Service Providers thereof, to the Company, any Series, the Shareholder or the Members, (D) arising pursuant to any provision of the LLC Act or the LLC Agreement or (E) governed by the internal affairs doctrine. This provision of our LLC Agreement does not provide exclusive jurisdiction to the Court of Chancery of the State of Delaware or the United States District Court for the District of Delaware for actions or proceedings brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder or claims for which federal courts have exclusive jurisdiction. Also, this provision of our LLC Agreement does not apply to actions or proceedings that do not seek to enforce any provision of, or are not based in any action or proceeding arising out of or relating to, our LLC Agreement.

To prevent the Company from having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our LLC Agreement provides that, unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. This forum selection clause may have the effect of increasing shareholders’ difficulty in bringing claims against us or our directors, members, managers, officers or employees or their affiliates, potentially increasing the costs associated with bringing such claims and discouraging such claims. Any such provision in the Company’s LLC Agreement remains subject to any related substantive requirements under the Securities Act.

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

Under the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Code, all members of a group of commonly controlled trades or businesses may be jointly and severally liable for each other’s obligations to any defined benefit pension plans maintained by an entity in the controlled group or to which such entity is obligated to contribute. These obligations may include the obligation to make required pension contributions, the obligation to fund any deficit amount upon pension plan termination and the obligation to pay withdrawal liability owed to a multi-employer (union) plan to which such entity makes contributions if the entity withdraws from an underfunded multi-employer pension plan. A 2013 U.S. Federal Appeals court decision found that certain supervisory and portfolio management activities of a private equity fund could cause a fund to be considered a trade or business for these purposes, and thus, liable for withdrawal liability owed by a fund’s portfolio company to an underfunded multi-employer plan which covered the employees of the portfolio company. Accordingly, if the Company invested in a control type investment and if the Company were found to be engaged in a “trade or business” for ERISA purposes, the Company and the various entities in which the Company has a control type investment could be held liable for the defined benefit pension obligations of one or more of such investments. See also “—Being a control person in a company may give rise to increased risk of liability for the Company and the Operating Manager, which could adversely affect a portion of our assets” above.

Our business may be affected by acquisitions and dispositions through partnerships, Joint Ventures and special purpose vehicles. Risks could include the possibility that the Company will not be able to implement acquisition decisions or exit strategies because of limitations on the Company’s control of the Infrastructure Asset or that its partner or co-venturer may experience economic difficulties or have divergent goals.

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

The Operating Manager may not have the opportunity to diligence the individual opportunities in which the Company participates pursuant to a Joint Venture and certain service contracts. Instead, the Operating Manager will need to depend on its arrangement with, and diligence of, the applicable sourcing or Joint Venture partner. The incentives of such a sourcing or Joint Venture partner, however, may not be aligned with those of the Company, and such a partner will not owe any fiduciary or other similar duties to the Company. Certain Joint Venture or sourcing arrangements may entail the Operating Manager’s binding commitment of a minimum amount to such an arrangement. In connection with a sourcing or Joint Venture arrangement, the Company may be obligated to bear retainers, closing, performance or other fees paid to sourcing, operating and Joint Venture partners, unless the Company is reimbursed for such fees. Sourcing, operating or Joint Venture partners may receive compensation calculated on investment performance, which may incentivize the making of higher risk investments, and may incur substantial expenses that are borne by the Company. In addition, the Company or an Infrastructure Asset may compensate sourcing, operating and/or Joint Venture partners for certain services, even where the Operating Manager has the capacity to provide and/or has historically provided the same services to the Company or other Apollo Clients without charge. In connection with certain investments, sourcing, operating and/or Joint Venture partners may receive origination fees, commitment fees, ticking fees and breakup fees, upfront fees, amendment fees, prepayment premiums and other types of third-party fees not shared with the Company. The Operating Manager may reduce or waive management fees with respect to sourcing, operating and/or Joint Venture partners in connection with any investment by such partners in the Company.

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

F-S Shares and F-I Shares (each, as defined below) (collectively, the “Founder Shares”) were offered to investors during the period the Private Offering commenced through December 31, 2024 (for accepted subscriptions effective prior to or as of January 2, 2025) (the “Initial Offer Period”), and thereafter only (a) in connection with the DRIP and (b) to clients of financial intermediaries designated as “Founder Intermediaries.” A-I Shares and A-II Shares (each, as defined below, and collectively, the “Anchor Shares”) are being offered only to clients of certain financial intermediaries designated by the Company or the Dealer Manager as “Anchor Intermediaries.”

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

Research and creative tools that harness generative artificial intelligence (collectively, “Computer and Algorithmic Research Tools”), as well as other machine learning techniques, will continue to become more accessible to Apollo, to the Company and to the Company’s Infrastructure Assets. Prospective investors should anticipate that Apollo will utilize Computer and Algorithmic Research Tools in connection with its business activities, including acquisition activities. The use of Computer and Algorithmic Research Tools brings with it known, anticipated, and as-yet-unknown risks and conflicts, including the risk that Apollo’s compliance and operational policies and procedures will not anticipate every potential issue and conflict, and that Apollo’s surveillance and control systems might not be sufficient to identify every instance of non-compliance. Among other things, this means that Apollo’s policies and procedures relating to Computer and Algorithmic Research Tools will continue to evolve rapidly, and without notice to investors. As is the case with all third-party services and products, Apollo will exercise appropriate levels of review and testing before deployment, but the relative novelty of Computer and Algorithmic Research Tools likely will result in more incorrect or unclear inputs into Apollo’s acquisition and operations process. This could lead to an increase in interpretative issues, errors of judgment and systems errors, which could have an adverse impact on us, our reputation and business, notwithstanding the benefits that deploying new services and products is expected to create. Where appropriate, Apollo will work with providers and vendors to improve or fix licensed services and products, but that will not always be the case. To the extent that Apollo develops proprietary Computer and Algorithmic Research Tools, similar risks will exist.

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

Artificial intelligence technologies could increase competitive, operational, legal and regulatory risks to our business in ways that we cannot predict.

Technological developments in artificial intelligence technologies (“AI Technologies”) and their current and potential future applications, including in the private investment and financial sectors, as well as the legal and regulatory frameworks within which they operate, are rapidly evolving. The full extent of current or future risks related thereto is not possible to predict and we may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such changes. AI Technologies could significantly disrupt the business models, investment strategies, operational processes, and markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs, which could have a material and adverse effect on our business, financial condition, results of operations, liquidity and cash flows. We also face competitive risks if we fail to adopt AI Technologies in a timely fashion.

Through our use of AI Technologies, we and our Operating Manager avail ourselves of the potential benefits, insights and efficiencies resulting from these technologies. For example, the employees of our Operating Manager can utilize internal generative AI-powered applications to help summarize, search or translate documents or gather information on a wide variety of topics. However, these technologies also present a number of potential risks that cannot be fully mitigated. If the data we, our Operating Manager, our affiliates, Infrastructure Assets or third parties whose services we rely on, use in connection with the possible development or deployment of AI Technologies (including employee data and data related to, or used in, workplace operations) is incomplete, incorrect, inadequate or biased in some way, it may result in flawed algorithms, reduce the effectiveness of AI Technologies, adversely impact us and our operations, and could subject us to legal and regulatory investigations and/or actions. There is also a risk that AI Technologies and data used therewith may be misused or misappropriated by our third-party service providers or other third parties. Further, we may not be able to control how third-party AI Technologies that we choose to use are developed or maintained, or how data we input is used or disclosed, even where we have sought contractual protections with respect to these matters. The misuse or misappropriation of our data, including material non-public information, unavoidable deficiencies in the practices associated with data collection, training AI technology on large data sets and big data analytics and difficulties in validating data could have an adverse impact on our reputation, subject us to legal and regulatory investigations and/or actions and create competitive risk. Additionally, the volume and reliance on data and algorithms also make AI Technologies, and in turn us, more susceptible to cybersecurity threats, including compromising underlying models, training data, or other intellectual property. We could be exposed to risks to the extent of our use or third-party service providers, or any counterparties use of AI Technologies in their business activities.

The costs of preparing for, monitoring and complying with laws and regulations related to AI Technologies, and any claims or penalties as the result of any use of or reliance on AI Technologies, could, if applicable, adversely affect us, us and/or third parties connected to us (whether directly or indirectly), which could adversely affect our business and results of operations.

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

Our potential acquisitions and assets are affected by the general economy and recent events, including market volatility, inflation and public health crises such as COVID-19.

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

Recent macroeconomic conditions have been shaped by increasingly fragmented global growth and a more volatile and transactional policy environment. Economic performance has diverged across regions, with relatively resilient demand in the United States offset by weaker growth in parts of Europe and a slowdown in China, while global trade and investment flows have been influenced by heightened geopolitical tensions and a shift toward trade nationalism and industrial policy. Governments have increasingly relied on tariffs, export controls, investment screening and other policy tools to advance domestic economic and national security objectives, contributing to supply-chain reconfiguration, front-loading of imports, higher costs and reduced visibility into cross-border activity. These developments have increased uncertainty around global demand, pricing, capital allocation and exit environments, which could adversely affect our Infrastructure Assets’ operating results and valuations, the availability and cost of financing, the timing and execution of asset sales and refinancings, and the performance of the assets we own.

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

The Company faces risks arising from purchases of debt on a secondary basis.

The Company may acquire loans and debt securities on a secondary basis. The Company is unlikely to be able to negotiate the terms of such debt as part of their structuring, and, as a result, these assets will likely not include some of the covenants and protections the Company expects to generally seek. Even if such covenants and protections are included in the instruments held by the Company, the terms of the instruments could provide the relevant portfolio companies or other issuers with substantial flexibility in determining compliance with such covenants. In addition, the terms on which debt is traded on the secondary market could represent a combination of the general state of the market for such instruments and either favorable or unfavorable assessments of particular instruments by the sellers thereof.

The Company faces special risks related to bank loans and participations.

The Company may acquire bank loans and participations. The special risks associated with investing in these obligations include: (i) the possible invalidation of an transaction as a fraudulent conveyance under relevant creditors’ rights laws; (ii) environmental liabilities that may arise with respect to collateral securing the obligations; (iii) adverse consequences resulting from participating in such instruments with other institutions with lower credit quality; (iv) limitations on the ability of the Company or the Operating Manager to directly enforce any of their respective rights with respect to participations; and (v) generation of income that is subject to U.S. federal income taxation as income effectively connected with a U.S. trade or business. The Operating Manager will attempt to balance the magnitude of these risks against the potential investment gain prior to entering into each such investment. Successful claims by third parties arising from these and other risks, absent bad faith, may be borne by the Company.

Bank loans generally are transferable among financial institutions and other entities. However, they do not presently have the liquidity of conventional debt securities and are often subject to restrictions on resale. For example, third party approval is often required for the assignment of interests in bank loans. Due to the illiquidity of bank loans, the Company may not be able to dispose of its investments in bank loans in a timely fashion and at a fair price, which could adversely affect the performance of the Company. With respect to bank loans acquired as participations by the Company, because the holder of a participation generally has no contractual relationship with a borrower, the Company will have to rely upon a third party to pursue appropriate remedies against a borrower in the event of a default. As a result, the Company may be subject to delays, expenses and risks that are greater than those that would be involved if the Company could enforce its rights directly against a borrower or through the agent. Bank loans acquired as participations also involve the risk that the Company may be regarded as a creditor of a third party rather than a creditor of the borrower. In such a case, the Company would be subject to the risk that a selling participant may become insolvent. Furthermore, a borrower of a bank loan, in some cases, may prepay the bank loan. Prepayments could adversely affect the Company’s interest income to the extent that the Company is unable to reinvest promptly payments in bank loans or if such prepayments were made during a period of declining interest rates. The Company may invest in broadly syndicated loans indirectly through acquiring participation interests in all or a portion of a loan. Participations in a loan will result in a contractual relationship between the Company and the institution participating out (such institution, the “Underlying Lender”), or selling, the relevant portion of the loan and not with the portfolio borrower under the loan. Participation interests will only give the Company the right to receive payments of principal and interest from the Underlying Lender, and not directly from the portfolio borrower. The Underlying Lender will generally retain all voting and consent rights, and the Company will typically have limited or no voting or consent rights with respect to amendments of the underlying credit documents or other related matters. The Underlying Lender may have economic or business interests or goals that are inconsistent with those of the Company, and may vote in a manner which is detrimental to the Company’s interests. The Underlying Lender may also require the Company to post collateral with it in order to secure the Company’s portion of the funding obligation under such loan. However, in the event that the Underlying Lender becomes insolvent and is subject to bankruptcy proceedings, the collateral posted by the Company may become subject to claims in the bankruptcy and the Company’s position may be that of a general unsecured creditor. In addition, the Company’s interest in any funded and unfunded senior secured revolving credit facility (a “Revolver”) may be compromised due to the insolvency of the Underlying Lender or any other loan participant’s failure to make payments to the Underlying Lender to fund a Revolver. The Company would also not have direct contractual recourse to the Underlying Lender and recovery would be dependent upon the grantor performing its contractual obligations under the participation, the failure of which may not be easily remediable. Further, independent action by the grantor could have a negative effect on recoveries.

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

In connection with certain acquisitions, the Company and/or its Infrastructure Assets has and in the future are expected to employ hedging strategies (whether by means of derivatives or otherwise and whether in support of financing techniques or otherwise) that are designed to reduce the risks to the Company and/or such Infrastructure Assets of fluctuations in interest rates, securities, commodities and other asset prices and currency exchange rates, as well as other identifiable risks. While the transactions implementing such hedging strategies are intended to reduce certain risks, such transactions themselves entail certain other risks, such as the risk that counterparties to such transactions default on their obligations and the risk that the prices and/or cash flows being hedged behave differently than expected. Thus, while the Company and/or its Infrastructure Assets may benefit from the use of these hedging strategies, unanticipated changes in interest rates, securities, commodities and other asset prices or currency exchange rates or other events related to hedging activities may result in a poorer overall performance for the Company and/or its Infrastructure Assets than if it or its Infrastructure Assets had not implemented such hedging strategies.

With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase and the value of our debt acquisitions to decline. We may seek to stabilize our financing costs as well as any potential decline in our assets by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk. In the event we pursue any projects or acquisitions outside of the United States, we may have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We may in the future enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

The Company and/or its Infrastructure Assets has engaged and may engage in the future in a variety of over-the-counter and other derivative transactions as part of their hedging or other strategies, which may subject the Company to increased risk or adversely affect the Company’s business. The Company could buy or sell options which involves the risk of losing the value of or incurring liability relating to those options.

The Company and/or its Infrastructure Assets has engaged and may engage in the future in a variety of over-the-counter (“OTC”) and other derivative transactions as part of their hedging or acquisition strategies, including total return swaps on individual or baskets of assets, interest rate swaps, credit default swaps, repurchase agreements, forward contracts, purchases and sales of commodity futures, put and call options, floors, collars or other similar arrangements and derivative transactions. Both the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and EU Regulation No 648/2012 on over-the-counter derivatives, central counterparties and trade repositories (also known as “EMIR”) set forth a comprehensive regulatory framework applicable to OTC swaps and other derivatives.

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

The Company and/or its Infrastructure Assets could enter into repurchase and reverse repurchase agreements. Under a repurchase agreement, the Company and/or an Infrastructure Asset, as applicable, “sells” financial instruments and agrees to repurchase them at a specified date and price. Repurchase agreements may involve the risk that the market value of the financial instruments purchased with the proceeds of the repurchase agreement by the Company and/or such Infrastructure Asset may decline below the price of the financial instruments the Company and/or such Infrastructure Asset has sold but is obligated to repurchase. In the event the buyer of financial instruments under a repurchase agreement files for bankruptcy or becomes insolvent, such buyer or its trustee or receiver may receive an extension of time to determine whether to enforce the obligation of the Company and/or such Infrastructure Asset, as applicable, to repurchase the financial instruments, and the Company’s and/or such Infrastructure Asset’s, as applicable, use of the proceeds of the repurchase agreement may effectively be restricted pending such decision. To the extent that, in the meantime, the value of the financial instruments that the Company and/or such Infrastructure Asset, as applicable, has purchased has decreased, it could experience a loss. In a reverse repurchase transaction, the Company and/or an Infrastructure Asset “buys” financial instruments from another party, subject to the obligation of the other party to repurchase such financial instruments at a negotiated price. If the seller of financial instruments to the Company and/or such Infrastructure Asset defaults on its obligation to repurchase the underlying financial instruments, as a result of its bankruptcy or otherwise, the Company and/or such Infrastructure Asset, as applicable, will seek to dispose of such financial instruments, which action could involve costs or delays. If the seller becomes insolvent and subject to liquidation or reorganization under applicable bankruptcy laws, the Company and/or such Infrastructure Asset, as applicable, may be restricted in its ability to dispose of the underlying financial instruments. It is possible, in a bankruptcy or liquidation scenario, that the Company and/or such Infrastructure Asset, as applicable, may not be able to substantiate its interest in the underlying financial instruments. Finally, if a seller defaults on its obligation to repurchase financial instruments, the Company and/or such Infrastructure Asset, as applicable, may suffer a loss to the extent that it is forced to liquidate the purchased financial instruments in the market, and proceeds from the sale of the underlying financial instruments are less than the repurchase price agreed to by the defaulting seller.

The Company could enter into credit derivative transactions which involve many risks, upon which opinions may differ.

As part of its strategy, the Company, through its subsidiaries, may enter into credit derivative transactions. Credit derivatives are transactions between two parties which are designed to isolate and transfer the credit risk associated with a third party (the “reference entity”). Credit derivative transactions in their most common form consist of credit default swap transactions under which one party (the “credit protection buyer”) agrees to make one or more payments in exchange for the other party’s (the “credit protection seller”) obligation to assume the risk of loss if an agreed upon “credit event” occurs with respect to the reference entity. Credit events are specified in the contract and are intended to identify the occurrence of a significant deterioration in the creditworthiness of the reference entity (mainly a default on a material portion of its outstanding obligations or a bankruptcy, or in some cases, a restructuring of its debt). Upon the occurrence of a credit event, credit default swaps may be cash settled (either directly or by way of an auction) or physically settled. If the transaction is cash settled, the amount payable by the credit protection seller following a credit event will usually be determined by reference to the difference between the nominal value of a specified obligation of the reference entity and its market value after the occurrence of the credit event (which sometimes may be established in an industry-wide auction process). If the transaction is physically settled, the credit protection buyer will deliver an obligation of the reference entity that is either specified in the contract or that meets the requirements described therein to the credit protection seller in return for the payment of its nominal value.

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

Through certain wholly owned subsidiaries, the Company has entered into the Revolving Credit Agreement with an unaffiliated lender. In addition to the Revolving Credit Agreement, the Company’s subsidiaries and affiliates may borrow on a secured or unsecured basis and guarantee obligations, in each case on a joint, several, joint and several or cross-collateralized basis with, or for the benefit of, any assets, Co-Investments and Apollo Clients, at any time and for any proper purpose relating to the activities of the Company, including, without limitation, to acquire Infrastructure Assets and refinance its existing Infrastructure Assets and to increase deployment capacity or pay fees and expenses. The Company may, in the sole discretion of the Operating Manager, also incur debt to facilitate repurchase requests. Such use of leverage generally magnifies the Company’s opportunities for gain and its risk of loss from a particular asset. The cost and availability of leverage is highly dependent on the state of the broader credit markets (and such credit markets may be impacted by regulatory restrictions and guidelines), which state is difficult to accurately forecast, and at times it may be difficult to obtain or maintain the desired degree of leverage. The Company expects to incur leverage at the Company level and at the asset level, including in connection with certain transactions, and such leverage may fluctuate depending on market conditions. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the assets purchased or carried. The Company may, either directly or through another entity, also use loans or other indebtedness to finance certain acquisitions of indebtedness or equity in an Infrastructure Company, which loans or other indebtedness may not be indebtedness of the Company. Gains realized with borrowed funds may cause the Company’s returns to be higher than would be the case without borrowings. If, however, asset performance fails to cover the cost of borrowings, the Company’s returns could also decrease faster than if there had been no borrowings. Further, such leverage will increase the exposure of an asset to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the asset. If the Company defaults on secured indebtedness, the lender may foreclose and the Company could lose its entire investment in the security for such loan. In connection with one or more credit facilities entered into by the Company, distributions to Shareholders may be subordinated to payments required in connection with any indebtedness contemplated thereby. Further, to the extent income received from an asset is used to make interest and principal payments on such borrowings, Shareholders may be allocated income, and therefore tax liability, in excess of cash received by them in distributions. The presence of leverage substantially increases the risk profile of the Company and its assets.

The Company’s use of borrowings to create leverage will subject the Company to additional risks. For example, depending on the type of facility, a decrease in the market value of the Company’s assets would increase the effective amount of leverage and could result in the possibility of a “margin call,”

pursuant to which the Company must either deposit additional funds or securities with the lender or suffer mandatory liquidation of the pledged securities to compensate for the decline in value. In the event of a sudden, precipitous drop in the value of the Company’s assets, the Company might not be able to liquidate assets quickly enough to pay off its debt.

The extent to which the Company uses leverage may have the following consequences to the Shareholders, including, but not limited to: (i) greater fluctuations in the net assets of the Company, (ii) use of cash flow for debt service rather than distributions, or other purposes and (iii) in certain circumstances the Company may be required to prematurely dispose of assets to service its debt obligations. So long as the Company is able to realize a higher net return on its assets than the then-current cost of any leverage together with other related expenses, the effect of the leverage will be to cause holders of Shares to realize higher current net investment income than if the Company were not so leveraged. On the other hand, the Company’s use of leverage will result in increased operating costs. Thus, to the extent that the then-current cost of any leverage, together with other related expenses, approaches the net return on the Company’s assets, the benefit of leverage to holders of Shares will be reduced, and if the then-current cost of any leverage together with related expenses were to exceed the net return on the Company’s assets, the Company’s leveraged capital structure would result in a lower rate of return to holders of Shares than if the Company were not so leveraged. There can also be no assurance that the Company will have sufficient cash flow to meet its debt service obligations. As a result, the Company’s exposure to losses may be increased due to the illiquidity of its assets generally.

The Company’s ability to achieve attractive rates of return will depend in part on its and its Infrastructure Assets’ ability to access sufficient sources of indebtedness at attractive rates. A decrease in the availability of financing or an increase in either interest rates or risk spreads demanded by leverage providers, whether due to adverse changes in economic or financial market conditions or a decreased appetite for risk by lenders, could make it more expensive to finance the Company’s Infrastructure Assets on acquisition and throughout the term of the Company’s ownership of such Infrastructure Asset holdings and could make it more difficult for the Company to compete for new assets with other potential buyers who have a lower cost of capital. A portion of the indebtedness used to finance Infrastructure Assets on acquisition and throughout the term of the Company’s ownership of such Infrastructure Asset holdings might include high-yield debt securities issued in the capital markets. Availability of capital from the high-yield debt markets is subject to significant volatility, and there could be times when the Company might not be able to access those markets at attractive rates, or at all, when completing an acquisition or as is otherwise required during the term of the Company’s holding. In addition, the leveraged lending guidelines published by the European Central Bank (or similar guidelines or restrictions published or enacted by the European Central Bank, or a similar institution outside of the EU, in the future) could limit the willingness or ability of banks or other financing sources to provide financing sought by the Company or its Infrastructure Assets, and could result in an inability of the Company or its Infrastructure Assets to establish their desired financing or capital structures.

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

In addition, and as discussed above “—Our potential acquisitions and assets are affected by the general economy and recent events, including market volatility, inflation and public health crises such as COVID-19” uncertainty in the global financial system could lead to an overall weakening of the U.S. and global economies, which could adversely affect the financial resources of the applicable Series’ Infrastructure Assets. Favorable borrowing conditions in the debt markets, which historically have been cyclical, have often benefited investments by Apollo Clients and enabled Apollo to make substantial distributions from the portfolio investments of its managed funds. However, there have been periods of volatility, uncertainty and a deterioration of the global credit markets which reduced shareholder demand and liquidity for investment-grade, high-yield and senior bank debt and caused some investment banks and other lenders to be unwilling (or significantly less willing) to finance new investments or to offer committed financing for investments on terms less favorable than terms offered in the past, making it significantly more difficult for sponsors or potential buyers to obtain favorable financing. There remain elevated levels of uncertainty in the global financial markets today and there can be no certainty that recurring periods of limited financing availability (or an increase in the interest cost) for leveraged transactions could return or persist, and should such conditions arise, they could impair, potentially materially, the applicable Series’ or an Infrastructure Asset’s ability to consummate transactions or could cause the applicable Series or an Infrastructure Asset to enter into certain leveraged transactions on less attractive terms.

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

To the extent that the Company enters into financing arrangements, it is possible that such arrangements contain provisions that expose it to particular risk of loss. For example, any cross-default provisions could magnify the effect of an individual default. A cross-default provision in a bond indenture or loan agreement puts a borrower in default if the borrower defaults on another obligation. If a cross-default provision were exercised, this could result in a substantial loss for the Company, and/or the Company could lose its interests in performing acquisitions if they are cross-collateralized with poorly performing or non-performing acquisitions. Also, the Company or any Infrastructure Asset may, in the future, enter into financing arrangements that contain financial covenants that could require it to maintain certain financial ratios. If the Company or an Infrastructure Asset were to breach the financial covenants contained in any such financing arrangement, it might be required to repay such debt immediately in whole or in part, together with any attendant costs, and the Company might be forced to sell infrastructure assets. The Company might also be required to reduce or suspend distributions. Such financial covenants would also limit the ability of the Operating Manager to adopt the financial structure (e.g., by reducing levels of borrowing) which it would have adopted in the absence of such covenants. In addition, pursuant to the LLC Agreement, the Operating Manager is permitted to pledge assets of the Company and also guarantee the indebtedness of others (including Infrastructure Assets and entities through which acquisitions by the Company are held). Tax-exempt prospective investors should note that the entry into, or the use of, certain financing arrangements by the Company or its subsidiaries, including any Infrastructure Assets, is expected to create unrelated business taxable income (“UBTI”) for holders of our Series II Shares (collectively, the “Series II Shareholders”).

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

On February 24, 2022, Russia launched a large-scale invasion of Ukraine marking the largest escalation of crisis in Ukraine to date. Although the Russian invasion and the conflict in Ukraine is ongoing and its long-term effects remain to be seen, the 2022 Russian invasion of Ukraine caused significant economic disruption and further calls from other countries for a severe sanctions regime that would seek to further isolate Russia from the world economy. In response to the Russian invasion of Ukraine in February 2022, the EU, the United States, the United Kingdom and other governmental entities have passed a variety of severe economic sanctions and export controls against Russia, which have sought to isolate Russia from the world economy, including imposition of sanctions against Russia’s Central Bank and largest financial institutions. In addition, a number of businesses have curtailed or suspended activities in Russia or dealings with Russian counterparts for reputational reasons. While current sanctions may not target the Company, Apollo, Apollo Clients or their respective Infrastructure Assets and industries more generally, these sanctions have had and may continue to have the effect of causing significant economic disruption, and may adversely impact the global economy generally, and the Russian economy specifically, by, among other things, creating instability in the market overall or certain market sectors, reducing trade as a result of economic sanctions and increasing volatility and uncertainty in financial markets, including Russia’s financial sector. Any new or expanded sanctions that may be imposed by the EU, the United States, the UK or other countries may materially adversely affect Apollo’s operations, including the Company and its assets. In addition, one or more Shareholders could become subject to sanctions or similar restrictions, which could result in adverse consequences to such Shareholder(s) or the Company or its Infrastructure Assets, including as it relates to the Company’s ability to consummate acquisitions or its or an Infrastructure Asset’s ability to obtain financing.

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

It is possible that these conflicts may escalate or expand, and the scope, extent and duration of the military action, current or future sanctions and resulting market and geopolitical disruptions could be significant. For example, any global energy crisis, including as a result of restrictions on Russia’s energy exports or any future continuation or expansion of the Middle East conflicts, including those in and related to conflicts with Iran, could similarly have an adverse impact on certain of the geographies where we do business and certain business and operations of the portfolio companies of Apollo. We cannot predict the impact these conflicts may have on the global economy or our business, financial condition and operations in the future. These conflicts may also heighten the impact of other risks described herein. Expanding geopolitical tensions and social unrest, and any resulting market disruptions could be significant and could potentially have a substantial impact on the global economy and the Company or its Infrastructure Assets, including a material adverse effect on the Company’s financial condition and results of operations.

Any or all of the above factors could have a material adverse effect on the Company’s business, financial condition, results of operations and prospects.

Sustainability risks and increasing scrutiny and changing expectations regarding sustainability policies could negatively impact our returns.

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

Subject to the constitutional documents of the Company, the Operating Manager may take into account certain sustainability factors in the managing and disposing of any of the Company’s assets. That approach could involve higher compliance expenses or costs or the forgoing of certain opportunities. There are no universally accepted sustainability standards and not all Shareholders may agree on the appropriate sustainability standards to apply in a particular situation, or whether to apply sustainability standards at all. The Operating Manager will apply (or not apply) particular sustainability standards and considerations in its sole discretion and in accordance with the current regulatory requirements.

Evolving investor-related sentiment to sustainability-related issues could adversely affect our business.

The regulatory and policy environment for sustainability-related investments is evolving and changes to it could adversely affect the Company and its Infrastructure Assets. Regulators have adopted regulatory regimes that have led to increased oversight of sustainability-related investments and funds, and which have created additional compliance, transaction, data collection, disclosure or other costs, which may negatively affect the returns of the Company. State law developments in the United States have resulted in competing “pro-” and “anti-ESG” related investing legislation, policies and initiatives.

Increasing scrutiny and changing expectations from investors, lenders and other market participants with respect to Apollo’s sustainability-related policies may impose additional costs or expose Apollo, the Operating Manager, the Company or Infrastructure Assets to additional risks. Companies across all industries are facing increasing scrutiny relating to their sustainability-related policies. Investor advocacy groups, certain lenders and other market participants are increasingly focused on sustainability-related practices and in recent years have placed increasing importance on the environmental and societal implications and costs of their investments. At the same time, certain stakeholders have increasingly expressed or pursued opposing views and investment expectations with respect to sustainability-related practices. The increased focus and activism related to sustainability and similar matters may hinder access to capital, as lenders may decide to reallocate capital or to not commit capital as a result of their assessment of sustainability-related practices. These limitations in both the debt and equity capital markets may affect the Company’s ability to grow as its plans for growth may include accessing the equity and debt capital markets. If those markets are unavailable, or if the Company is unable to access alternative means of financing on acceptable terms, or at all, the Company may be unable to implement its business strategy, which would have a material adverse effect on its financial condition and returns and impair the Company’s ability to service its indebtedness. Further, it is possible that the Company or its Infrastructure Assets incur additional material costs and require additional resources to monitor, report and comply with wide ranging sustainability-related requirements. The occurrence of any of the foregoing could have a material adverse effect on the Company’s business and overall returns.

We will rely on the management teams of our Infrastructure Assets, and their interests may not align with ours.

The day-to-day operations of an Infrastructure Asset will be the responsibility of such Infrastructure Asset’s management team, which could include representatives of other financial investors with whom the Company is not affiliated and whose interests conflict with the interests of the Company. In some cases, the Operating Manager might have limited ability to evaluate the management of such companies based on past performance due to changes in management, lack of operational history or otherwise. Although the Operating Manager is responsible for monitoring the performance of Infrastructure Assets and generally seeks to invest in companies operated by capable management, there can be no assurance that an existing management team, or any successor, will be able to successfully operate an Infrastructure Asset in accordance with the Operating Manager’s strategy for such company. Actual or perceived misconduct by management (or other employees, consultants or sub-contractors) of an Infrastructure Asset could cause significant losses in respect of the relevant asset. Our management, employees, consultants or sub-contractors and those of our Infrastructure Assets may also become subject to allegations of illegal or suspicious activities, sexual harassment, racial or gender discrimination or other similar misconduct, which, regardless of the ultimate outcome, may result in adverse publicity that could significantly harm our and such Infrastructure Asset’s brand and reputation. Furthermore, our business often requires that we deal with confidential matters of great significance to our business partners. If our management, employees, consultants or sub-contractors were to improperly use or disclose confidential information, we could suffer serious harm to our reputation, financial position and current and future business relationships, as well as face potentially significant litigation or investigation. It is not always possible to detect or deter such misconduct, and the precautions we take may not be effective in all cases. If any of our management, employees, consultants or sub-contractors or the employees of Infrastructure Assets were to engage in misconduct or were to be accused of such misconduct, our business and our reputation could be materially and adversely affected.

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

The Company faces risks associated with opportunities in loans secured by real estate.

The Company acquires (indirectly through its subsidiaries) loans secured by real estate, and may, as a result of default, foreclosure or otherwise, hold real estate assets it was not otherwise expecting to hold. Real estate historically has experienced significant fluctuations and cycles in performance that may result in reductions in the value of the Company’s opportunities. The Company may be subject to the varying degrees of risk generally incident to ownership and operations of the properties to which the Company will be exposed and which collateralize or support its investments. Of particular concern may be those environmental risks provided by mortgaged properties that are, or have been, the site of manufacturing, industrial or disposal activity. Such environmental risks may give rise to a diminution in the value of property (including real property securing any platform) or liability for cleanup costs or other remedial actions, which liability could exceed the value of such property or the principal balance of the related Company investment. In certain circumstances, a lender may choose not to foreclose on contaminated property rather than risk incurring liability for remedial actions.

The ultimate performance and value of the Company’s real estate-related instruments depend upon, in large part, the Company’s ability to operate each such instrument so that it provides sufficient cash flows necessary to pay the Company’s equity investment and a return on such investment, or to pay interest and principal due to the Company or a lender. Revenues and cash flows may be adversely affected by:

•
changes in local real estate market conditions due to changes in national or local economic conditions or changes in local property market characteristics;
•
government regulation including taking or condemnation losses and limitations on rent, such as rent control and rent stabilization;
•
competition from other properties and changes in the supply and demand for competing properties in an area;
•
fluctuations in building occupancy and the financial resources of tenants;
•
changes in interest rates and in the state of the debt and equity capital markets, particularly the availability of debt financing which may render the sale or refinancing of properties difficult or impracticable;
•
the ongoing need for capital improvements, particularly in older buildings;
•
changes in real estate tax rates and other operating expenses;
•
adverse changes in governmental rules and fiscal policies, civil unrest, acts of God, including earthquakes, hurricanes, floods, fires and other natural disasters, acts of war or terrorism, which may decrease the availability of or increase the cost of insurance or result in uninsured losses;
•
adverse changes in zoning laws;
•
the impact of present or future environmental legislation and compliance with environmental laws;
•
the impact of lawsuits which could cause the Company to incur significant legal expenses and divert management’s time and attention from day-to-day operations of the Company; and
•
other adverse factors that are beyond the Company’s control.

In the event that any of the Company’s investments experience any of the foregoing events or occurrences, the value of, and return on, such investments would be negatively impacted.

We may face risks associated with purchasing participation interests in debt instruments.

The Company may purchase participation interests in debt instruments which do not entitle the holder thereof to direct rights against the obligor. Participations held by the Company’s subsidiaries in a seller’s portion of a debt instrument typically result in a contractual relationship only with such seller, not with the obligor. The Company will have the right to receive payments of principal, interest and any fees to which it is entitled only from the seller and only upon receipt by such seller of such payments from the obligor. In connection with purchasing participations, the Company generally will have no right to enforce compliance by the obligor with the terms of the related loan agreement, nor any rights of set-off against the obligor and the Company may not directly benefit from the collateral supporting the debt instrument in which it has purchased the participation. As a result, the Company will assume the credit risk of both the obligor and the seller selling the participation. In the event of the insolvency of such seller, the Company may be treated as a general creditor of such seller, and may not benefit from any set-off between such seller and the obligor. When the Company holds a participation in a debt instrument it may not have the right to vote to waive enforcement of any restrictive covenant breached by an obligor or, if the Company does not vote as requested by the seller, it may be subject to repurchase of the participation at par. Sellers voting in connection with a potential waiver of a restrictive covenant may have interests different from those of the Company, and such selling institutions may not consider the interests of the Company in connection with their votes.

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

Our business is subject to heightened risk because of our plans to acquire Infrastructure Assets outside of the United States, which results in numerous risks related to foreign investment, including increased economic and political risk and uncertainty.

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

While the Company expects to make acquisitions that are denominated in U.S. dollars, the Company may also acquire infrastructure assets denominated in other currencies around the world. Infrastructure assets that are denominated in currencies other than U.S. dollars are subject to the risk from an investor’s perspective that the value of the currency could change in relation to one or more other currencies, including the U.S. dollar, the currency in which the books of the Company are kept and contributions and distributions generally will be made. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. The Company will incur costs in converting proceeds from one currency to another. The Operating Manager may, but is under no obligation to, employ hedging techniques to minimize these risks, the costs of which will be borne by the Company, although there can be no assurance that such strategies will be effective. See “—The Company and/or its Infrastructure Assets has engaged and may engage in the future in a variety of over-the-counter and other derivative transactions as part of their hedging or other strategies, which may subject the Company to increased risk or adversely affect the Company’s business. The Company could buy or sell options which involves the risk of losing the value of or incurring liability relating to those options” above. Non-U.S. prospective investors should note that the Shares are denominated in U.S. dollars. Prospective investors subscribing for Shares in any country in which U.S. dollars are not the local currency should note that changes in the value of foreign exchange between the U.S. dollar and such currency may have an adverse effect on the value, price or income of the investment to such prospective investors. In all instances, the fees, costs and expenses associated with hedging and similar transactions will be Operating Expenses and not considered borrowings by the Company.

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

Industry and Sector Specific Risks

We face risks of acquiring assets in the utility and power industries.

The Company may focus a portion of its platform in the utility and power sectors. These sectors are sensitive to fluctuations in resource availability, energy supply and demand, interest rates, special risks of constructing and operating facilities (including nuclear facilities), lack of control over pricing, merger and acquisition activity, weather conditions (including abnormally mild winter or summer weather and abnormally harsh winter or summer weather), availability and adequacy of pipeline and other transportation facilities, geopolitical conditions in gas or oil producing regions and countries (including the risk of nationalization of the natural gas, oil and related sectors), the ability of members of the Organization of the Petroleum Exporting Countries to agree upon and maintain oil prices and production levels, the price and availability of alternative fuels, international and regional trade contracts, labor contracts, the impact of energy conservation efforts, environmental considerations, public policy initiatives and regulation.

The Company faces a variety of risks associated with the energy sector, some of which cannot be foreseen or qualified.

Instruments in the energy sector may be subject to a variety of risks, not all of which can be foreseen or quantified. Such risks may include, but are not limited to: (i) the risk that the technology employed in an energy project will not be effective or efficient; (ii) uncertainty about the availability or efficacy of energy sales agreements or fuel supply agreements that may be entered into in connection with a project; (iii) risks that regulations affecting the energy industry will change in a manner detrimental to the industry; (iv) environmental liability risks related to energy properties and projects; (v) risks of equipment failures, fuel interruptions, loss of sale and supply contracts or fuel contracts, decreases or escalations in power contract or fuel contract prices, bankruptcy of key customers or suppliers, tort liability in excess of insurance coverage, inability to obtain desirable amounts of insurance at economic rates, acts of God and other catastrophes; (vi) uncertainty about the extent, quality and availability of oil and gas reserves; (vii) the risk that interest rates may increase, making it difficult or impossible to obtain project financing or impairing the cash flow of leveraged projects; and (viii) the risk of changes in values of companies in the energy sector whose operations are affected by changes in prices and supplies of energy fuels (prices and supplies of energy fuels can fluctuate significantly over a short period of time due to changes in international politics, energy conservation, the success of exploration projects, the tax and other regulatory policies of various governments and the economic growth of countries that are large consumers of energy, as well as other factors). The occurrence of events related to the foregoing could have a material adverse effect on the Company.

In addition to the foregoing, certain of the underlying companies in which the Company invests may be subject to the risks inherent in acquiring or developing recoverable oil and natural gas reserves, including capital expenditures for the identification and acquisitions of projects, the drilling and completion of wells and the conduct of development and production operations. The presence of unanticipated pressures or irregularities in formations, miscalculations or accidents may cause such activity to be unsuccessful, which may result in losses. Furthermore, successful opportunities in oil and natural gas properties and other related facilities and properties requires an assessment of (i) recoverable reserves; (ii) future oil and natural gas prices; (iii) operating and capital costs; (iv) potential environmental and other liabilities; and (v) other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. Also, the revenues generated by certain of the underlying companies in which the Company invests may be dependent on the future prices of and the demand for oil and natural gas. Oil and gas instruments may have significant shortfalls in projected cash flow if oil and gas prices decline from levels projected at the time the instrument is made. Various factors beyond the control of the Company will affect prices of oil, natural gas and natural gas liquids, including the worldwide supply of oil and natural gas, political instability or armed conflict in oil and natural gas producing regions, the price of foreign imports, the level of consumer demand, the price and availability of alternative fuels, the availability of pipeline capacity and changes in existing government regulation, taxation and price control. Prices for oil and natural gas have fluctuated greatly during the past, and markets for oil, natural gas and natural gas liquids continue to be volatile. Further, to the extent the Company invests in or receives energy royalty interests, the Company will generally receive revenues from those royalty interests only upon sales of oil, gas and other hydrocarbon production by the underlying property or upon sale of the royalty interests themselves. There can be no assurance that reserves sufficient to provide the expected royalty income will be discovered or produced.

Volatile oil, natural gas and natural gas liquids prices make it difficult to estimate the value of developed properties for capital deployment and divestiture (and collateral purposes) and often cause disruption in the market for oil, natural gas and natural gas liquids developed properties, as buyers and sellers have difficulty agreeing on such value. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploitation projects. In addition, estimates of hydrocarbon reserves by qualified engineers are often a key factor in valuing certain oil and gas assets. These estimates are subject to wide variances based on changes in commodity prices and certain technical assumptions. Accordingly, it is possible for such reserve estimates to be significantly revised from time to time, creating significant changes in the value of the Company’s platforms.

The Company faces risks associated with the renewable clean energy sector, since it is a relatively new energy asset class and may be considered riskier than more established asset classes.

The renewable clean energy sector is a relatively new and emerging asset class and may be considered riskier than more established asset classes. Many factors will influence the widespread adoption of clean energy and the demand for clean energy, including the cost-effectiveness, performance and reliability of clean energy and continuing availability of government subsidies and incentives. The electricity and power sectors are highly regulated industries as is renewable electricity generation. Long-term revenues for clean energy projects are based in part on regulated mandates and commitments to support premium pricing for clean energy. There is a risk that one or more governments or states may repeal or amend existing mandates and clean energy incentives (including measures with retrospective or retroactive effect) which could materially adversely affect the price of renewable electricity and the value of clean energy assets. Clean energy projects currently enjoy wide support from governments (both central and local) and regulatory agencies designed to stimulate the development of clean energy. The combined effect of these initiatives is to subsidize in part the development, ownership and operation of clean energy projects, particularly in an environment where the cost of fossil fuel may otherwise make the cost of producing energy from renewable energy sources less competitive. Any reduction in or elimination of these programs could have a material adverse effect on existing instruments, as well as the future development of clean energy projects or resources.

The Company faces operational and financial risks related to the aviation industry.

The Company has acquired, and may in the future acquire, Infrastructure Assets related to the aviation industry, including securities collateralized by aircraft and related aviation interests such as aircraft leases. The airline business is dependent on the price and availability of aircraft fuel. Continued periods of high aircraft fuel costs, significant disruptions in the supply of aircraft fuel or significant further increases in fuel costs could have a significant negative impact on air carriers’ operating results. Union disputes, employee strikes and other labor-related disruptions could adversely affect airlines’ operations. The travel industry is materially adversely affected by public health emergencies and pandemics, such as the COVID-19 pandemic, terrorist attacks, and continues to face on-going security concerns and cost burdens associated with security and health, safety and overall sanitation related expenses. Increases in insurance costs or reductions in insurance coverage could adversely impact an airline’s operations and financial results. Changes in government regulation could increase airline operating costs and limit their ability to conduct their business. The airline industry is intensely competitive. It is at risk of losses and adverse publicity stemming from any accident involving any aircraft, including aircraft operated by other airlines, and is subject to weather factors and seasonal variations in airline travel, which cause financial results to fluctuate. Any of these factors can affect the value of the Company’s investments in aviation-related securities.

Infrastructure Assets related to the aviation industry could deteriorate as a result of, among other factors, an adverse development in aviation industry or the lessors’ business, a change in competitive environment, an economic downturn or, in the case of aircraft assets, wear and tear, malfunction or breakage. As a result, aviation-related assets that the Company may have expected to be stable may operate at a loss or have significant variations in operating results, may require substantial additional capital to continue their operations or to perform additional maintenance or repair, and the lessors may otherwise have a weak financial condition or be experiencing financial distress. The success of the Company’s approach in aviation-related assets, in some cases, may be linked to the service providers’ (including Affiliated Service Providers’ (as defined below)) ability to maintain the condition of the aviation assets. There can be no assurance that the Company will be able to successfully identify and implement its strategy. In addition, if the Company is required to take control of an aviation-related asset, the Company may cause such aviation-related securities to bear certain fees, costs and expenses that the Company would otherwise bear, including the fees, costs and expenses incurred in developing, investigating, negotiating, structuring or consummating the sale of such aviation-related assets.

We face risks associated with potential opportunities in communications companies.

The Company’s Infrastructure Assets may include communications companies. Communications companies in the United States, Europe and other developed and emerging countries undergo continual changes mainly due to evolving levels of governmental regulation or deregulation as well as the rapid development of communication technologies. Competitive pressures within the communications industry are intense, and the securities of communications companies may be subject to significant price volatility. In addition, because the communications industry is subject to rapid and significant changes in technology, the companies in this industry in which the Company may invest will face competition from technologies being developed or to be developed in the future by others, which may make such companies’ products and services obsolete.

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

Moreover, the Company may be impacted by various climate-related transition risks, including increased focus by international, federal, state and local regulatory and legislative bodies, particularly in the EU and UK, on current and future laws, regulations, treaties or international agreements related to the emission of Greenhouse Gases (“GHGs”) such as methane and CO2, and energy policies and sustainability practices more generally that could increase the compliance costs of certain Infrastructure Assets, including state actions to develop statewide or regional programs to reduce GHG emissions and energy costs. Proposed approaches to further regulate GHG emissions in several U.S. states include establishing GHG “cap-and-trade” programs, increased efficiency standards and incentives or mandates for pollution reduction, use of renewable energy sources or use of alternative fuels with lower carbon content. Adoption of any such laws or regulations could increase Infrastructure Assets’ costs to operate and maintain facilities and could require the installation of new emission controls, acquire allowances for GHG emissions, tax payments related to GHG emissions and the administration and management of a GHG emissions program. These more restrictive regulations could materially impact the revenues and expenses of the Infrastructure Assets.

Additionally, efforts to disclose GHG emissions and climate-related financial risks through environmental sustainability legislation and regulation, or non-binding standards or accords, is an increased focus of global, national, regional and state regulators. Our operations may be subject to regulations in the United States and abroad that would require us to disclose certain information, such as GHG emissions and climate-related financial risks. Future costs to comply with such regulations are likely to increase our operating costs over time.

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

There are no restrictions on the credit quality of the potential acquisitions of the Company. Rating agencies rate debt securities based upon their assessment of the likelihood of the receipt of principal and interest payments. Rating agencies do not consider the risks of fluctuations in market value or other factors that may influence the value of debt securities. Therefore, the credit rating assigned to a particular instrument may not fully reflect the true risks of an acquisition in such instrument. Credit rating agencies may change their methods of evaluating credit risk and determining ratings. These changes may occur quickly and often. While the Company may give some consideration to ratings, ratings may not be indicative of the actual credit risk of the Company’s assets in rated instruments.

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

The Company’s portfolio, held indirectly through its subsidiaries, includes and will continue to include loans, which may be non-performing and possibly in default. Furthermore, the obligor and/or relevant guarantor may also be in bankruptcy or liquidation. There can be no assurance as to the amount and timing of payments with respect to such loans. Although the Operating Manager will attempt to manage these risks, there can be no assurance that these investments will increase in value or that the Company will not incur significant losses. The Operating Manager anticipates that several of the Company’s assets will incur losses.

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

The Company’s strategy may include the origination of loans, including secured and unsecured notes, senior and second lien loans, mezzanine loans and other similar instruments. From time to time, the Company may offer participations in and/or assignments or sales of loans (or interests therein) to other Apollo Clients or sales of loans (or interests therein) to third parties, in either case that the Company has originated or purchased; provided that there is no assurance that the Company will complete the sale of such an instrument. See also “—Risks Related to our Company and an Investment in our Shares—Our Infrastructure Assets may not achieve our business objectives or generate returns for Shareholders” above and “—Our business may be affected by offering Co-Investments or opportunities to provide debt financing to any person” herein. In the event of such an offer to other Apollo Clients, the price of the participation, assignment or sale will not be set by the Operating Manager or the Company, but rather will be established based on third-party valuations. Further, the decision by any Apollo Client to accept or reject the offer may be made by a party independent of the Operating Manager, such as an independent third-party valuation firm or the independent directors of such Apollo Client, if any, or an advisory or credit committee composed of individuals who are not affiliated with Apollo. In determining the target amount to allocate to a particular loan origination, the Company may take into consideration the fact that it may sell, assign or offer participations in such investment to third parties as described above. If the Company is unable to sell, assign or successfully close transactions for the loans that it originates, the Company will be forced to hold its interest in such loans until such time as it can be disposed. This could result in the Company’s assets being over-concentrated in certain borrowers. Loan origination presents special tax considerations for the Company and its Shareholders, including potentially generating income effectively connected with a U.S. trade or business (“ECI”) for non-U.S. Series II Shareholders that are ECI-sensitive. Series II Shareholders are expected to hold originated loans through a “blocker” vehicle taxable as a corporation for U.S. federal income tax purposes and one or more REIT Subsidiaries (as defined below). See “—Our business may be affected by offering Co-Investments or opportunities to provide debt financing to any person.”

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

Risks Related to Strategic Investments in Infrastructure Assets

We may acquire Structured Products either from third parties or subsidiaries where the performance of such assets is subject to greater risk because they are (i) subject to greater volatility than acquiring an asset or other security directly from the underlying market and (ii) potentially subject to enhanced regulatory requirements that may increase the chance of losses on our investments in those Structured Products.

The Company may acquire from third parties, or cause certain subsidiaries to issue and to the Company, securities backed by, or representing interests in, certain underlying instruments (“Structured Products”). The cash flow on the underlying instruments may be apportioned among the Structured Products to create securities with different investment characteristics such as varying maturities, payment priorities and interest rate provisions and the extent of the payments made with respect to the Structured Products is dependent on the extent of the cash flow on the underlying instruments. The Company may invest in Structured Products that represent derived investment positions based on relationships among different markets or asset classes.

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

Certain of our subsidiaries that issue Structured Products may rely on the exclusion from the definition of investment company set out in Rule 3a-7 under the Investment Company Act. Rule 3a-7 is available to certain structured financing vehicles that do not issue redeemable securities and are engaged in the business of holding financial assets that, by their terms, convert into cash within a finite time period and that issue fixed income securities or other securities entitling holders to receive payments that depend primarily on the cash flows from these assets, provided that, among other things, the structured finance vehicle does not engage in certain portfolio management practices resembling those employed by management investment companies (e.g., mutual funds). Rule 3a-7 also requires, among other things, that the issuer appoint a trustee for the safekeeping of the financial assets. Each of these Rule 3a-7 subsidiaries that issue Structured Products is subject to an indenture (or similar transaction documents) that contains specific guidelines and restrictions limiting the discretion of the subsidiary and its collateral manager. In particular, these guidelines and restrictions prohibit the Rule 3a-7 subsidiary from acquiring and disposing of assets primarily for the purpose of recognizing gains or decreasing losses resulting from market value changes. Thus, a Rule 3a-7 subsidiary cannot acquire or dispose of assets primarily to enhance returns to holder of its Structured Products; however, subject to this limitation, sales and purchases of assets may be made so long as doing so does not violate guidelines contained in the Rule 3a-7 subsidiary’s relevant transaction documents. A Rule 3a-7 subsidiary generally can, for example, sell an asset if the collateral manager believes that its credit quality has declined since its acquisition or that the credit profile of the obligor will deteriorate and the proceeds of permitted dispositions may be reinvested in additional collateral, subject to fulfilling the requirements set forth in Rule 3a-7 under the Investment Company Act and the subsidiary’s relevant transaction documents. As a result of these restrictions, our Rule 3a-7 subsidiaries may suffer losses on their assets and we may suffer losses on our Structured Products issued by those subsidiaries.

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

The price offered for securities of a company involved in an announced deal can generally represent a significant premium above the market price prior to the announcement. Therefore, the value of such securities that may be held by the Company may decline if the proposed transaction is not consummated and if the market price of the securities returns to a level comparable to the price prior to the announcement of the deal. Furthermore, the difference between the price paid by the Company for securities of a company involved in an announced deal and the anticipated value to be received for such securities upon consummation of the proposed transaction will often be very small. If the proposed transaction appears likely not to be consummated or, in fact, is not consummated or is delayed, the market price of the securities will usually decline, perhaps by more than the Company’s anticipated profit.

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

We conduct our operations so that the Company is not required to register as an investment company. The Company is organized as a holding company that conducts its business primarily through its subsidiaries, and the Company seeks to continue to operate in a manner such that it complies with the 40% Test. We will monitor our holdings on an ongoing basis and determine compliance with this test in accordance with the requirements of the Investment Company Act. We expect most of our wholly- and majority-owned subsidiaries to be either (i) outside the definitions of “investment company” under Section 3(a)(1)(A) and Section 3(a)(1)(C), or (ii), as further explained below, rely on an exception from the definition of “investment company” other than the exceptions set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act including Section 3(c)(5)(A) and (B) and Section 3(c)(5)(C). Each of these exceptions requires, among other things, that the subsidiary (i) not issue redeemable securities and (ii) engage in the business of holding certain types of assets, consistent with the terms of the exception. Consequently, interests in these subsidiaries (which constitute most of our assets) generally will not constitute “investment securities” for purposes of the Company’s 40% Test. Accordingly, we believe the Company is not and will continue not to be considered an investment company under Section 3(a)(1)(C) of the Investment Company Act. Moreover, we believe the Company is not and will continue not to be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because it does not engage primarily or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Company’s wholly or majority-owned subsidiaries, the Company is primarily engaged in the non-investment company businesses of these subsidiaries, the business of owning and operating Infrastructure Assets.

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

Certain of our subsidiaries may rely on the exceptions from the definition of investment company under Section 3(c)(5)(A) or (B) of the Investment Company Act, which except from the definition of “investment company,” respectively, (i) any entity that is primarily engaged in the business of purchasing or otherwise acquiring notes, drafts, acceptances, open accounts receivable and other obligations representing part or all of the sales price of merchandise, insurance and services; or (ii) any entity that is primarily engaged in the business of making loans to manufacturers, wholesalers and retailers of, and to prospective purchasers of, specified merchandise, insurance and services. The SEC staff has issued no-action letters interpreting Section 3(c)(5)(A) and (B) pursuant to which it has taken the position that these exceptions are available to a company with at least 55% of its assets consisting of eligible loans and receivables of the type specified in Section 3(c)(5)(A) and (B). We believe that most of the loans that we provide to finance infrastructure projects relate to the purchase price of specific equipment or services the cost to engage contractors to install equipment or to provide services for such projects. Accordingly, we believe that most of these loans are eligible loans that qualify for this 55% test. However, no assurance can be given that the SEC or the SEC staff will concur with this position. In addition, the SEC or the SEC staff may, in the future, issue further guidance that may require us to reclassify our assets for purposes of qualifying with this exclusion. A change in the value of our assets could cause us or one or more of our wholly or majority-owned subsidiaries, including those relying on Section 3(c)(5)(A) or (B), to fall within the definition of “investment company,” and negatively affect our ability to not fall within the definition of investment company under the Investment Company Act. To avoid being required to register the Company or any of its subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired, or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and that would be important to our business strategy.

Certain of our subsidiaries may rely on the exception from the definition of investment company under Section 3(c)(5)(C) of the Investment Company Act, which excepts from the definition of investment company any entity that does not issue redeemable securities and is primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. The SEC staff has taken the position that this exception, in addition to prohibiting the issuance of certain types of securities, generally requires that at least 55% of an entity’s assets must be comprised of mortgages and other liens on and interests in real estate, also known as “qualifying assets,” and at least another 25% of the entity’s assets must be comprised of additional qualifying assets or a broader category of assets that we refer to as “real estate-related assets” under the Investment Company Act (and no more than 20% of the entity’s assets may be comprised of miscellaneous assets). “Qualifying assets” for this purpose include senior loans, certain B-Notes and certain mezzanine loans that satisfy various conditions as set forth in SEC staff no-action letters and other guidance, and other assets that the SEC staff in various no-action letters and other guidance has determined are the functional equivalent of senior loans for the purposes of the Investment Company Act. We treat as real estate-related assets B-Notes and mezzanine loans that do not satisfy the conditions set forth in the relevant SEC staff no-action letters and other guidance, and debt and equity securities of companies primarily engaged in real estate businesses. Unless a relevant SEC staff no-action letter or other guidance applies, we expect to treat preferred equity interests as real estate-related assets. These no-action positions are based on specific factual situations that may be substantially different from the factual situations we and our subsidiaries may face, and a number of these no-action positions were issued more than twenty years ago. There may be no guidance from the SEC staff that applies directly to our factual situations and as a result we may have to apply SEC staff guidance that relates to other factual situations by analogy. No assurance can be given that the SEC or its staff will concur with our classification of our assets. In addition, the SEC or its staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of the Investment Company Act, including for purposes of our subsidiaries’ compliance with the exclusion provided in Section 3(c)(5)(C) of the Investment Company Act. There is no guarantee that we will be able to adjust our assets in the manner required to maintain an exclusion from registration under the Investment Company Act and any adjustment in our strategy or assets could have a material adverse effect on us.

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

As stated above, the Company seeks to continue to conduct its operations so that the Company does not fall within the definition of an investment company under the Investment Company Act. Before determining whether to acquire an Infrastructure Asset, the Company analyzes both (i) the status of the Infrastructure Asset under the Investment Company Act and (ii) the potential effect of such Infrastructure Asset on the status of the Company’s wholly-owned or majority-owned subsidiary that would directly own the Infrastructure Asset. Additionally, the Company analyzes the Investment Company status of its wholly-owned and majority-owned subsidiaries on an ongoing basis to make sure that the Company satisfies the 40% Test.

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

For purposes of financial reporting that is compliant with GAAP, the Company is required to follow the requirements for valuation set forth in Accounting Standards Codification 820 (“ASC 820”), “Fair Value Measurements and Disclosures” (formerly, Financial Accounting Standards No. 157, “Fair Value Measurements”), which defines and establishes a framework for measuring fair value under GAAP and expands financial statement disclosure requirements relating to Fair Value Measurements. Additional Financial Accounting Standards Board (“FASB”) Statements and guidance and additional provisions of GAAP that may be adopted in the future may also impose additional, or different, specific requirements as to the valuation of assets and liabilities for purposes of GAAP-compliant financial reporting. Except as described below, the Operating Manager seeks to apply ASC 820 and other relevant FASB statements and guidance to the valuation of the Company’s assets and liabilities. In particular, the Operating Manager seeks to apply the ASC 820 requirement that the fair value of an asset must reflect any restrictions on the sale, transfer or redemption of such asset—a requirement that may result in the imposition of a discount when determining the fair values of assets that are subject to such restrictions.

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

In recent years, the UK has significantly expanded the reach of its anti-bribery laws and other countries have become active in these areas of enforcement, especially with respect to anti-corruption. While Apollo has developed and implemented policies and procedures designed to ensure strict compliance by Apollo and its personnel with the FCPA, such policies and procedures may not be effective to prevent violations in all instances. In addition, in spite of Apollo’s policies and procedures, affiliates of Infrastructure Assets, particularly in cases where the Company or another Apollo Client does not control such Infrastructure Assets, may engage in activities that could result in anti-corruption violations. Any determination that the Company or Apollo has violated the FCPA, or other applicable anti-corruption laws or anti-bribery laws, could subject it to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation, problems with lenders and a general loss of Shareholder confidence, any one of which could adversely affect the Company’s and Apollo’s business prospects and/or financial position, as well as the Company’s ability to achieve its objective and/or conduct its operations. Some applicable anti-corruption laws, including the portions of the FCPA that apply to U.S. issuers, affirmatively require companies to make and keep accurate and reasonably detailed books and records and to maintain adequate policies, procedures and internal controls to, among other things, prevent bribery and provide reasonable assurances that transactions are made with appropriate management authorization. These requirements may impose an added compliance cost which could affect the Company’s, Apollo’s or Infrastructure Assets’ financial prospects. Additionally, such laws and regulations may make it difficult in certain circumstances for the Company to act successfully on opportunities and for such Infrastructure Assets to obtain or retain business as some business competitors may not adhere to applicable anti-corruption laws.

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

The Company’s and/or the Operating Manager’s processing of personal data associated with their staff and representatives, natural person investors, service provider representatives and others, including the use of third-party processors and cloud-based services to, among other things, store and maintain personal data, imposes legal and regulatory risks. Legal requirements relating to the collection, storage, handling and transfer of personal data continue to develop. Certain activities of the Company and/or the Operating Manager and/or other members of Apollo or its affiliates may, for example, be subject to the EU’s General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act or the Cayman Islands Data Protection Law, and the U.S. Department of Justice’s final rule on Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government Related Data by Countries of Concern (“Bulk Data Rule”).

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

The Bulk Data Rule took effect in April 2025. This rule prohibits or restricts U.S. persons from knowingly directing or engaging in defined classes of transactions that allow persons in countries of concern or those otherwise deemed a “covered person” access to enumerated categories of sensitive data, specifically bulk U.S. sensitive personal data and U.S. government-related data.

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

If, notwithstanding our intent, the assets of the Company were deemed to be “plan assets” of any shareholder that is a Benefit Plan Investor under ERISA, this could result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Company, (ii) the possibility that certain transactions in which the Company might seek to engage could constitute “prohibited transactions” under ERISA and the Code, and may have to be rescinded, (iii) our management, as well as various providers of fiduciary or other services to us (including the Operating Manager), and any other parties with authority or control with respect to us or our assets, may be considered fiduciaries or otherwise “parties in interest” (within the meaning of ERISA) or “disqualified persons” (within the meaning of Section 4975 of the Code) for purposes of the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA and Section 4975 of the Code, and (iv) the fiduciaries of shareholders that are Benefit Plan Investors would not be protected from co-fiduciary liability resulting from our decisions and could be in violation of certain ERISA requirements.

If a prohibited transaction occurs for which no exemption is available, the Operating Manager and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the Benefit Plan Investor any profit realized by the fiduciary on the transaction and (ii) reimburse the Benefit Plan Investor for any losses suffered thereby as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. The fiduciary of a Benefit Plan Investor who decides to invest in the Company could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in the Company or as co-fiduciaries for actions taken by or on behalf of the Company or the Operating Manager. With respect to a Benefit Plan Investor that is an individual retirement account (an “IRA”) that invests in the Company, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, could cause the IRA to lose its tax-exempt status.

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

An investment in the Company involves complex U.S. and non-U.S. tax considerations that will differ for each Shareholder depending on the Shareholder’s particular circumstances and whether an investment is made through Series I or Series II. The recommendations of the Operating Manager to the Company will be based primarily upon economic, not tax, considerations, and could result, from time to time, in adverse tax consequences to some or all Shareholders. In addition, the Company’s Shareholder base is expected to be diverse, such that the tax considerations relevant to each individual Shareholder may differ from those of other Shareholders, and the tax considerations relevant to the Shareholders may be different from those relevant to the Operating Manager. There can be no assurance that the structure or tax position of the Company or of any Infrastructure Asset (or the Company’s investment therein) will be tax-efficient for any particular shareholder, for the holders of our Series I Shares (collectively, the “Series I Shareholders”) as a whole, or for the Series II Shareholders as a whole. It is likely that Series II Shareholders and Series I Shareholders will have different after-tax returns.

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

Accordingly, based upon such Series II Shareholder’s particular tax situation and depending upon whether they reinvest such distributions pursuant to the DRIP, their tax liability might exceed cash distributions made to such Series II Shareholders, in which case such excess tax liabilities arising from the ownership of Series II Shares would need to be satisfied from a Series II Shareholder’s own funds.

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

The value of our Series II Shares to Shareholders will depend in part on the treatment of Series II as a partnership for U.S. federal income tax purposes. However, in order for Series II to be treated as a partnership for U.S. federal income tax purposes, under present law, 90% or more of Series II’s gross income for every taxable year must consist of “qualifying income,” as defined in Section 7704 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), and Series II must not be required to register under the Investment Company Act if it were a U.S. corporation, or another exception to the “publicly traded partnership” rules must apply. Although Series II seeks to continue to operate in a manner such that it will meet the 90% test described above in each taxable year, Series II may not meet such requirement, or current law may change so as to cause, in either event, Series II to be treated as a corporation for U.S. federal income tax purposes. If Series II were treated as a corporation for U.S. federal income tax purposes, adverse U.S. federal income tax consequences could result for the Shareholders and Series II.

Series II and its subsidiaries face the risk of a tax audit which may have adverse consequences for Series II and/or the Series II Shareholders.

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

Pursuant to legislation governing U.S. tax audits enacted by the U.S. Congress in 2015, as subsequently amended, the regulations promulgated and the guidance issued thereunder, and similar state or local tax rules (collectively, the “BBA Rules”), unless Series II makes the election described below, the IRS is generally permitted to determine adjustments to Series II tax items, and assess and collect taxes attributable thereto (including any applicable penalties and interest), at the Series II level in the tax year during which the audit is finalized (the “Adjustment Year”). In this case, Shareholders of Series II in the Adjustment Year, rather than the persons that were Shareholders during Series II tax year under audit (the “Reviewed Year”), would bear the cost of the audit adjustment. In general, under this regime, taxes imposed on Series II would be assessed at the highest rate of tax applicable for the Reviewed Year and determined without regard to the character of the income or gain, Shareholders’ status or the benefit of Shareholder-level tax attributes (that could otherwise reduce tax due). However, Series II may be able to reduce the underpayment of taxes owed by Series II, to the extent that Series II demonstrates such taxes are allocable to a Shareholder that would not owe any tax by reason of its status as a “tax-exempt entity” or if the character of income is subject to a lower rate of tax.

Series II may under certain circumstances have the ability to avoid the entity-level tax assessment or collection (described above), by electing to “push-out” any adjustments to persons that were Shareholders during the Reviewed Year (the “Push-out Election”) and issuing them adjusted Schedule K-1s. If Series II makes the Push-out Election, such Shareholders would be responsible for paying any taxes associated with the audit adjustments in the Adjustment Year (including interest and penalties). In such case, the Shareholders of the Reviewed Year would also incur a two-percentage point increase on the interest rate that would otherwise have been imposed on any underpayment of taxes (unless such Shareholder is a pass-through entity and makes a valid Push-out Election to “push out” its share of the adjustments to its shareholders, members or owners). If Series II makes a Push-out Election with respect to Shareholders or former Shareholders whose allocable Shares of adjustments would have been subject to U.S. federal withholding tax, such Shareholders or former Shareholders may be required to file a U.S. federal income tax return and pay their allocable Shares of interest, penalties and additions to tax even though Series II is required to pay the withholding tax. The Operating Manager has discretion whether or not to make the Push-out Election and has not yet determined whether or to what extent such election will be appropriate. The Operating Manager or the person the Operating Manager appoints will be the “partnership representative” for purposes of the BBA Rules and will have broad authority to represent Series II in respect of tax audits, including the authority to make the Push-out Election.

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

In addition, certain of the Company’s Infrastructure Assets, such as Infrastructure Assets that are operating partnerships, will be subject to the rules described above under “Series II and its subsidiaries face the risk of a tax audit which may have adverse consequences for Series II and/or the Series II Shareholders,” in which case the BBA Rules would be expected to apply to the Company as a partner therein. The Company may also acquire through tiered partnership structures (including as a minority partner), in which case its capacity to cause a “push out” election to be made in respect of such tiered partnership investment may be limited by the timing of information provided by the underlying Infrastructure Asset or decisions by the underlying Infrastructure Asset that the Company may not have control over. Finally, Series I expects to hold certain investments through one or more REIT Subsidiaries, which are also subject to the examination of their income and other tax returns by the IRS and other authorities.

Prospective investors are encouraged to consult their tax advisors regarding the impact of potential tax audits on their investment in Series I.

There is no assurance that Schedules K-1 will be provided within a particular time-frame to Series II Shareholders and any such Schedule K-1 may be based on the best available estimates at the time of issuance.

The Operating Manager will endeavor to provide Series II Shareholders with statements of the taxable income or loss computed for U.S. tax purposes allocated to them in connection with their investment in Series II on Schedules K-1 (or other similar tax reporting) within 90 calendar days of the end of the fiscal year, provided that such Schedules K-1 may be based on the best available estimates at the time of issuance. However, while delays are not expected, there is no assurance that Schedules K-1 (or other similar tax reporting) will ultimately be provided within 90 calendar days of the end of the fiscal year, given, among other things, delays experienced due to Infrastructure Assets or other persons not providing the information necessary to facilitate preparation of Schedules K-1 (or other similar tax reporting) in a timely fashion, evolving reporting and compliance requirements or other events, and final statements, including Schedules K-1, may not be available until after the completion of Series II’s annual audit. Neither the Company nor the Operating Manager will be liable for any failure to provide or delay in providing such Schedules K-1s. Series II Shareholders may be required to obtain extensions of the filing date for their income tax returns at the U.S. federal, state and local levels (and, to the extent applicable, any non-U.S. income tax returns).

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

Series II has taken the position that the reduction of the Management Fee for Special Fees received by the Operating Manager or its affiliates, if any, should not cause Series II or its Shareholders to be treated as being engaged in a U.S. trade or business, but there is a risk that the IRS might take the position that tax-exempt and non-U.S. Series II Shareholders should be treated as having received a portion of such Special Fees and, if such fees were regularly received by Series II, that a tax-exempt or non-U.S. Series II Shareholder’s allocable share of such fees should be treated as UBTI or ECI, as applicable. Additionally, if such Special Fees are treated as being received directly by Series II, such fees would not be qualifying income for purposes of the Qualifying Income Exception an exception that exists with respect to a publicly traded partnership if (i) at least 90% of such partnership’s gross income for every taxable year consists of “qualifying income” and (ii) the partnership would not be required to register under the Investment Company Act if it were a U.S. corporation (the “Qualifying Income Exception”) from the publicly traded partnership rules, and as a result, Series II may not qualify for the Qualifying Income Exception in which case, unless another exception to the publicly traded partnership rules applied, Series II would likely be subject to taxation as a corporation for U.S. federal income tax purposes, and such treatment would materially adversely affect the value of the Series II Shares.

Non-U.S. Shareholders may be subject to United States income tax with respect to the gain on disposition of their Shares.

We believe it is possible that Series I may become a “United States real property holding corporation” and/or Series II may hold interests in, a “United States real property interest,” each as defined in the Code and applicable Treasury regulations. As a result, non-U.S. Series I Shareholders may be subject to United States federal income tax on a sale, exchange or other disposition of our Series I Shares and may be required to file a United States federal income tax return, and non-U.S. Series II Shareholders may be subject to federal income tax and withholding tax on a sale, exchange or other disposition of our Series II Shares pursuant to Section 1445 of the Code.

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

Shareholders will be subject to certain restrictions on transfer.

Transfer of interests will be prohibited if such transfer would, among other things, result in taxation at the entity level of any REIT Subsidiary (unless such taxation is elected by such entity prior to such transfer), disqualification of the REIT Subsidiary as a REIT. See “— Risks Related to our Company and an Investment in our Shares— There is no public trading market for the Shares, and Shareholders will bear the risks of owning Shares for an extended period of time due to limited repurchases” and “—There is no public trading market for the Shares; therefore, a Shareholder’s ability to dispose of its Shares will likely be limited to repurchase by us. If a Shareholder sells its Shares to us, the Shareholder may receive less than the price it paid. A Shareholder’s ability to have its Shares repurchased through any Share Repurchase is limited” above for additional limitations on transfer.

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

Legislation has been previously proposed that includes, among other changes, increases in the corporate and capital gains rates and an overhaul of the international tax rules. President Trump recently signed into law the “One Big Beautiful Bill Act” (the “OBBBA”) which includes several new provisions (and other amendments) to the Code. The impact of the OBBBA and any other potential tax changes on an investment in the Company is uncertain. There can be no assurance that tax laws, including laws impacting the corporate income tax rate, will not change in the future in ways that materially adversely affect the value of a Shareholder’s investment. We and our Shareholders could be adversely affected by any such change in, or any new, tax law, regulation or administrative interpretation.

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

ATAD I-II, DAC6 and the UK MDR Regime may place additional administrative burdens on the Operating Manager’s management team or portfolio investment management and ultimately could lead to increased cost, which could adversely affect profitability.

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

As one of the critical elements of Apollo’s overall ERM approach, Apollo’s cybersecurity program is focused on the following key areas:

•
Governance. As discussed further under the heading “Cybersecurity Governance,” the AGM Board of Directors has an oversight role, as a whole and also at the committee level, in overseeing management of Apollo’s risks, including its cybersecurity risks. AGM's Chief Information Security Officer (“CISO”) and the CISO of Athene, a subsidiary of AGM, with support from the broader Apollo Technology team, are responsible for information security strategy, policies and practices, and also receive support, as appropriate, from our executive officers and other representatives of the Operating Manager and its affiliates.
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

Cybersecurity Governance

The AGM Board of Directors’ oversight of Apollo’s cybersecurity risk management is supported by the audit committee of the AGM Board of Directors (the “AGM audit committee”), the AAM Global Risk Committee, the Operational Risk Forum (the “ORF”), the Cybersecurity Working Group and management. The AGM Board of Directors, the AGM audit committee, the AAM Global Risk Committee, the ORF and the Cyber Security Working Group receive regular updates on Apollo’s information technology, cybersecurity risk profile and strategy, and risk mitigation plans from Apollo’s risk management professionals, AGM’s CISO, and other members of Apollo’s management and relevant management committees and working groups. The Cyber Security Working Group is chaired by the CISO and has representation from Apollo’s Technology, Legal, Compliance, and ERM teams. The group generally meets at least once a quarter to discuss cybersecurity and risk mitigation activities, among other topics. The CISO regularly reports to the ORF regarding cyber risk, and the ORF in turn generally reports to the AAM Global Risk Committee on a quarterly basis, noting any cyber updates when necessary or appropriate. In turn, AGM’s board of directors and/or the AGM audit committee receive quarterly risk updates from risk management professionals, as well as at least annual updates on cyber risk specifically. The full AGM Board of Directors or the AGM audit committee receives presentations and reports on cybersecurity risks from AGM’s CISO, as well as from Athene’s CISO, at least annually.

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

As part of the risk management oversight (including oversight of cyber risks)of the Company’s Board, the Board will regularly interact with, and receive reports from, management of the Company, the Operating Manager, Apollo, and other service providers. The Company’s Board is expected to receive presentations and reports on cybersecurity risks from AGM’s CISO, at least annually, addressing a wide range of topics including recent developments, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to Apollo’s peers and third parties. Additionally, Apollo and other service providers are expected to periodically report to management as it relates to the Company’s cybersecurity practices.

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

Item 2. Properties

Our corporate headquarters are located at 9 West 57th Street, 42nd Floor, New York, NY 10019, and are provided by the Operating Manager. As of December 31, 2025, we did not own any real estate or other physical properties materially important to our operations. We believe that our office facilities are suitable and adequate for our business as it is currently contemplated to be conducted.

Item 3. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2025, we were not involved in any material legal proceedings.

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

As of December 31, 2025, with respect to each outstanding type of Share, the NAV per Share of the A-II Shares, V Shares, F-I Shares, E Shares, I Shares and S shares in Series I were $28.06, $25.00, $27.65, $28.44, $27.67 and $27.66, respectively, and the NAV per Share of the A-II Shares, V Shares, F-I Shares, E Shares, I Shares and S shares in Series II were $28.44, $25.00, $28.02, $28.83, $28.08 and $28.06, respectively.

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

Each of the terms “S Shares,” “I Shares,” “F-S Shares,” “F-I Shares,” “A-I Shares,” “A-II Shares,” “E Shares” and “V Shares,” unless otherwise indicated, refers collectively to the applicable type of Shares of both Series I and Series II, respectively. Each type of Shares described herein represents the applicable type of limited liability company interest in each of Series I and Series II, respectively. The same type of each Series has the same terms with respect to each Series unless otherwise indicated.

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

Net Asset Value

The Company determines NAV of the Shares no less frequently than monthly. The Operating Manager prepares valuations with respect to each of our Infrastructure Assets in accordance with its valuation guidelines approved by the Board. The Operating Manager uses the estimated values provided as well as inputs from other sources in its calculation of our monthly NAV per Share. The NAV per Share of each type of the Company’s Shares is determined by dividing the total assets of the Company (the value of investments, plus cash or other assets, including interest and distributions accrued but not yet received) attributable to such type less the value of any liabilities (including accrued expenses or distributions) of such type, by the total number of Shares outstanding of such type. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Net Asset Value” for a discussion of the Company’s calculation of NAV per Share in accordance with valuation policies and procedures that have been approved by our Board.

Holders

As of March 30, 2026, the Company had the below number of holders of record of each outstanding type of Shares:

Type	Number of Holders
Series I
A-II Shares	1,478
F-I Shares	216
E Shares	15
V Shares	1
I Shares	384
S Shares	110
Series II
A-II Shares	5,252
F-I Shares	333
E Shares	20
V Shares	1
I Shares	208
S Shares	110

Distributions

Series I and Series II declared and accrued their first distributions in March 2024, and seek to pay regular quarterly distributions at an attractive distribution yield to Shareholders of record. However, there can be no guarantee that any Series will pay quarterly distributions consistently and at a specific rate, or at all. See “Item 1A. Risk Factors—Risks Related to our Company and an Investment in our Shares—The amount of any distributions we may pay is uncertain. We may not be able to sustain the payment of distributions.” See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Capital Raise and Distribution Results” for a discussion of the Company’s distributions declared for the year ended December 31, 2025.

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

Share Repurchases

For the year ended December 31, 2025, the Company repurchased 259,099 Series I A-II Shares, 69,891 Series I F-I Shares, 600,858 Series II A-II Shares, 17,341 Series II F-I Shares, 791 Series II E shares, and 1,483 Series II I Shares of the Company’s equity securities for a total purchase price of $25,906. We expect that the Company will continue to conduct quarterly Share Repurchases for up to 5.0% of the aggregate NAV of our outstanding Investor Shares and E Shares of each Series (measured across both Series) at a price based on the NAV per Share as of the last business day of the quarter prior to the commencement of a Share Repurchase (the “Repurchase Plan”). Due to tax considerations and other factors, the NAV between each Series will differ, and because of differential fees and other factors, NAV between Share type will differ, but all NAV calculations are expected to be based on the joint underlying economic interests of both Series in the Infrastructure Assets.

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

During the three months ended December 31, 2025, the Company repurchased Shares in the following amounts:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2025 to October 31, 2025	-	$-	-	-
November 1, 2025 to November 30, 2025	498,719	$27.59	498,719	-
December 1, 2025 to December 31, 2025	-	$-	-	-
Total	498,719	$27.59	498,719	-

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

The Company commenced principal operations on November 1, 2023.

On April 10, 2023, the Company established two registered series of limited liability company interests, Apollo Infrastructure Company LLC - Series I (“Series I”) and Apollo Infrastructure Company LLC - Series II (“Series II” and, together with Series I, the “Series”), pursuant to the Delaware Limited Liability Company Act (as amended from time to time, the “LLC Act”), and although the U.S. Internal Revenue Service (“IRS”) has only issued proposed regulations relating to series entities, each Series is intended to be treated as a separate entity, and have a different tax classification, for U.S. federal income tax purposes. Under Delaware law, to the extent the records maintained for a Series account for the assets associated with such Series separately from the other assets of the Company or any other Series, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to such Series are segregated and enforceable only against the assets of such Series and not against the assets of the Company generally or any other Series. Series I and Series II are expected to invest, directly or indirectly, in the same portfolio of Infrastructure Assets on a pro rata basis. Series I has elected to be treated as a corporation for U.S. federal income tax purposes and Series II is intended to be treated as a partnership for U.S. federal income tax purposes. The state tax treatment of a series limited liability company depends on the laws of each state, and it is possible that a particular state may treat Series I and Series II as a single entity for state tax purposes or may treat Series I or Series II as separate entities but classified differently than the IRS does for U.S. federal income tax purposes. The Series conduct the business of the Company jointly and although they have the ability and intention to contract in their own names, they expect to do so jointly and in coordination with one another. Each Series is overseen by the Company’s board of directors (the “Board”) and executive officers, and managed by Apollo Manager, LLC, a Delaware limited liability company (the “Operating Manager”).

We are sponsored by Apollo Asset Management, Inc. (together with its subsidiaries, “Apollo”) and benefit from Apollo’s asset sourcing, operations, and portfolio management capabilities pursuant to an operating agreement (the “Operating Agreement”) with the Operating Manager. The Operating Manager manages the Company on a day-to-day basis, together with our executive officers, and provides certain management, administrative and advisory services related to identifying, acquiring, owning, controlling and providing capital to Infrastructure Assets and to a lesser extent performs the same role with respect to the other investments described below. The Company, through the Operating Manager’s guidance, leverages Apollo’s extensive infrastructure investing strategy to identify potential Infrastructure Assets within its key business strategies, perform due diligence and acquire infrastructure assets.

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

Recent Developments

Infrastructure Assets Activity

For the three months ended December 31, 2025, the Company acquired interests in Infrastructure Assets, as follows:

A subsidiary of the Company has acquired a common equity position in a U.S. hyperscale data center developer.

A subsidiary of the Company has acquired a common equity position and a senior first‑lien debt position to support the purchase of GPUs by a technology business company.

A subsidiary of the Company has acquired a common equity position in an operating solar facility located in West Texas.

A subsidiary of the Company has acquired a common equity position in a U.S. short-line railroad and terminals operator.

A subsidiary of the Company has acquired a delayed draw bridge loan issued to support construction of a community solar portfolio in Illinois.

Revolving Credit Agreement

On January 12, 2026, certain indirect subsidiaries of the Company entered into a revolving credit agreement (the “Revolving Credit Agreement”) as borrowers (collectively with the other borrowers from time to time party thereto, the “Borrowers”) or subsidiary guarantors (collectively with the other subsidiary guarantors from time to time party thereto, the “Subsidiary Guarantors”), as applicable, with Sumitomo Mitsui Banking Corporation, as administrative agent, letter of credit issuer and lead arranger, U.S. Bank Trust Company, National Association, as collateral trustee, and the lenders from time to time party thereto.

Under the Revolving Credit Agreement, the lenders have agreed to make credit available to the Borrowers in an aggregate initial principal amount of up to $400 million, which amount may be increased from time to time with the consent of the parties thereto. The Borrowers’ obligations under the Revolving Credit Agreement are secured by security interests in certain (i) accounts and credit investments of the Borrowers and the Subsidiary Guarantors and (ii) equity interests of the Borrowers in certain directly held subsidiaries. The Revolving Credit Agreement will mature on January 12, 2029, unless the maturity date is extended in accordance with the terms thereof or there is an earlier termination or an acceleration following an event of default. For more information on the Revolving Credit Agreement, see Note 12. Subsequent Events to our financial statements in this Annual Report on Form 10-K.

Results of Operations

From April 3, 2023, the date of our formation, through October 31, 2023, we had not yet commenced our principal operations and were focused on our formation and the registration statement for the Company. Our registration statement on Form 10 automatically became effective on August 14, 2023 and we commenced principal operations on November 1, 2023.

We are dependent upon the proceeds from our continuous Private Offering in order to conduct our business. We intend to continue to acquire Infrastructure Assets with the capital received from our continuous Private Offering and any indebtedness that we may incur in connection with such activities.

Capital Raise and Distribution Results

For year ended December 31, 2025, we raised aggregate subscription proceeds, inclusive of the DRIP, of $254,660, $487,608, and $742,268 for Series I, Series II and the Company, respectively. The subscription proceeds were used to acquire additional Infrastructure Assets and increase our Liquidity Portfolio.

For year ended December 31, 2024, we raised aggregate subscription proceeds, inclusive of the DRIP, of $193,017, $452,156, and $645,173 for Series I, Series II and the Company, respectively. The subscription proceeds were used to acquire additional Infrastructure Assets and increase our Liquidity Portfolio.

For the year ended December 31, 2025, we declared distributions of $12,608, $30,345, and $42,953 for Series I, Series II, and the Company, respectively. For the year ended December 31, 2024, we declared distributions of $4,435, $12,614, and $17,049 for Series I, Series II, and the Company, respectively.

Overview of Results of Operations

The following table presents our comparative results of operations (in thousands):

	For the year ended December 31, 2025			For the year ended December 31, 2024
	Series I	Series II	Total	Series I	Series II	Total
Investment income
Interest income	$16,935	$41,194	$58,129	$10,290	$30,290	$40,580
Dividend income	3,734	8,999	12,733	-	-	-
Total investment income	20,669	50,193	70,862	10,290	30,290	40,580

Expenses
Performance fees	2,766	5,696	8,462	982	2,721	3,703
Management fees, net	1,622	3,271	4,893	426	1,180	1,606
General and administration expenses	3,132	7,619	10,751	2,058	6,252	8,310
Director fees	179	443	622	113	339	452
Deferred offering expenses amortization	154	380	534	127	389	516
Organizational expenses	-	-	-	7	19	26
Total expenses	7,853	17,409	25,262	3,713	10,900	14,613
Less: Net expense reimbursement (support) to/from Operating Manager	(73)	(214)	(287)	(1,096)	(3,423)	(4,519)
Net expenses	7,780	17,195	24,975	2,617	7,477	10,094
Net investment income before taxes	12,889	32,998	45,887	7,673	22,813	30,486
Provision for (benefit from) income taxes	9,352	13,675	23,027	4,151	9,613	13,764
Net investment income	3,537	19,323	22,860	3,522	13,200	16,722

Net realized gain (loss)
Net realized gain/(loss) from investments	4,684	11,138	15,822	58	164	222
Net realized gain/(loss) from foreign currencies	(391)	(935)	(1,326)	-	-	-
Net realized gain/(loss) from derivatives	266	622	888	-	-	-
Total net realized gain (loss)	4,559	10,825	15,384	58	164	222

Net change in unrealized appreciation/(depreciation)
Net change in unrealized appreciation/(depreciation) from investments	24,731	59,286	84,017	9,692	27,856	37,548
Net change in unrealized appreciation/(depreciation) from foreign currencies	3	6	9	-	-	-
Net change in unrealized appreciation/(depreciation) from derivatives	(19)	(110)	(129)	-	-	-
Total net change in unrealized appreciation (depreciation)	24,715	59,182	83,897	9,692	27,856	37,548

Net increase in net assets resulting from operations	$32,811	$89,330	$122,141	$13,272	$41,220	$54,492

For a comparison and discussion of our results of operations and other operating and financial data for the fiscal years ended December 31, 2024 and 2023, see Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations“ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission on March 31, 2025.

Discussions of the results of operations for the years ended December 31, 2025 and 2024 are as follows:

Investment Income

Series I investment income increased by $10,379 during the year ended December 31, 2025, as compared to the year ended December 31, 2024, consisting of an increase of $6,645 from interest income and $3,734 of dividend income. Series II investment income increased by $19,903 during the year ended December 31, 2025, as compared to the year ended December 31, 2024, consisting of an increase of $10,904 from interest income and $8,999 of dividend income. The Company investment income increased by $30,282 during the year ended December 31, 2025, as compared to the year ended December 31, 2024, consisting of an increase of $17,549 from interest income and $12,733 of dividend income. The increases were due to the acquisition of Infrastructure Assets and increasing the Liquidity Portfolio subsequent to December 31, 2024 that are generating revenue, increasing overall dividend and interest income.

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

Operating Expenses increased by $1,140, $1,471, and $2,611 for Series I, Series II and the Company, respectively, during the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increases were due to higher operating costs incurred to support increased transaction activity, as well as a full year compared to partial period of independent director expenses for one new director in 2024.

Performance Fees

Performance Fees earned by the Operating Manager increased by $1,784, $2,975 and $4,759 for Series I, Series II and the Company, respectively, during the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increases were due to an increase in revenues from the Infrastructure Assets and the Liquidity Portfolio driven by investment income, realized gains on investments and unrealized appreciation on investments during 2025.

Refer to Note 6. Related Party Considerations to our financial statements in this Annual Report on Form 10-K for more information regarding Performance Fees.

Net Management Fees

Net Management Fees increased by $1,196, $2,091, and $3,287 for Series I, Series II and the Company, respectively, during the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increases were due to higher average net assets on which base management fees are charged, and lower net impact from special fee offsets.

Refer to Note 6. Related Party Considerations to our financial statements in this Annual Report on Form 10-K for more information regarding Management Fees.

Organizational and Offering Expenses

The company incurred organization and offering expenses in connection with the formation and organization of the Company and the Series, and the offering of Shares to investors, including legal, accounting, printing, mailing and filing fees and expenses, taxes, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design, website and electronic databases expenses, fees and expenses of our escrow agent and transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging and meals and other similar fees, costs and expenses but excluding upfront selling commissions, dealer manager fees and the combined annual distribution fees and shareholder servicing fees (collectively, the “Organizational and Offering Expenses”).

Organizational expenses increased/(decreased) by $(7), $(19) and $(26) for Series I, Series II and the Company, respectively, during the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decreases were due to no organizational expenses incurred following the commencement of operations.

Deferred offering expenses amortization increased/(decreased) by $27, $(9) and $18 for Series I, Series II and the Company, respectively, during the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increases for Series I and the Company were due to additional offering costs that began amortizing during 2025. The decreases for Series II were due to a decrease in deferred costs for the year ended December 31, 2025.

Organizational and Offering Expenses are paid by the Operating Manager, subject to potential recoupment as described in Note 6. Related Party Considerations to our financial statements in this Annual Report on Form 10-K.

Selling Commissions and Ongoing Distribution and Servicing Fees

For the years ended December 31, 2025 and 2024, neither Series paid the Dealer Manager for any annual distribution fees, shareholder servicing fees, upfront selling commission or dealer manager fees.

Refer to Note 6. Related Party Considerations to our financial statements in this Annual Report on Form 10-K for more information regarding selling commissions or dealer manager fees.

Special Fees

Special Fees allocable to the Company used to offset Management Fees increased by $470, $832, and $1,302, for Series I, Series II, and the Company, respectively, during the year ended December 31, 2025, as compared to the year ended December 31, 2024. There were no remaining special fees allocable for future Management Fee offset for Series I, Series II, and the Company as of the years ended December 31, 2025 and 2024.

Refer to Note 6. Related Party Considerations to our financial statements in this Annual Report on Form 10-K for more information regarding Special Fees.

Company Expense Support and Conditional Reimbursement of the Operating Manager

Total Net Expense Support (including reimbursement payments) increased/(decreased) by $(1,023), $(3,209), $(4,232) for Series I, Series II and the Company, respectively, during the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decreases were due to less expense support being provided by the Operating Manager during 2025, as well as the Company beginning to reimburse the Operating Manager for expense support previously provided.

Refer to Note 6. Related Party Considerations to our financial statements in this Annual Report on Form 10-K for more information regarding Expense Support and Reimbursement Payment.

Income Taxes

Income tax provision increase/(decrease) by $5,201, $4,062, and $9,263 for Series I, Series II and the Company, respectively, during the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increases were due to higher pre-tax investment income and the tax profile of the investments and jurisdictional mix for Infrastructure Assets subject to federal and state income taxes.

Net Realized Gains/(Losses) on Investments, Foreign Currency and Derivatives

Series I total net realized gains/(losses) increased/(decreased) by $4,501 during the year ended December 31, 2025, as compared to the year ended December 31, 2024, consisting of an increase/(decrease) of $4,626 from Infrastructure Assets, $(391) from foreign currency, and $266 from derivatives, respectively. Series II total net realized gains/(losses) increased/(decreased) by $10,661 during the year ended December 31, 2025, as compared to the year ended December 31, 2024, consisting of an increase/(decrease) of $10,974 from Infrastructure Assets, $(935) from foreign currency, and $622 from derivatives, respectively. The Company total net realized gains/(losses) increased/(decreased) by $15,162 during the year ended December 31, 2025, as compared to the year ended December 31, 2024, consisting of an increase/(decrease) of $15,600 from Infrastructure Assets, $(1,326) from foreign currency, and $888 from derivatives, respectively. The net increases were due to a higher volume of realization events with favorable exit outcomes in 2025, offset by realized losses on foreign currency.

Net Unrealized Appreciation/(Depreciation) on Investments, Foreign Currency and Derivatives

Series I total net change in unrealized appreciation/(depreciation) increased/(decreased) by $15,023 during the year ended December 31, 2025, as compared to the year ended December 31, 2024, consisting of an increase/(decrease) of $15,039 from Infrastructure Assets, $3 from foreign currency, and $(19) from foreign currency forward contracts, respectively. Series II total net change in unrealized appreciation/(depreciation) increased/(decreased) by $31,326 during the year ended December 31, 2025, as compared to the year ended December 31, 2024, consisting of an increase/(decrease) of $31,430 from Infrastructure Assets, $6 from foreign currency, and $(110) from foreign currency forward contracts, respectively The Company total net change in unrealized appreciation/(depreciation) increased/(decreased) by $46,349 during the year ended December 31, 2025, as compared to the year ended December 31, 2024, consisting of an increase/(decrease) of $46,469 from Infrastructure Assets, $9 from foreign currency, and $(129) from foreign currency forward contracts. The net increases were due to the continued appreciation on existing Infrastructure Assets.

Net Asset Value

We calculate NAV per Share in accordance with valuation policies and procedures that have been approved by our Board. Our NAV per Share of each type of Share is the price at which we sell and repurchase our Shares. The following table provides a breakdown of the major components of our Net Asset Value and the number of Shares outstanding as of December 31, 2025 and 2024 ($ in thousands, except shares):

Components of Net Asset Value	December 31, 2025	December 31, 2024
Investments at fair value(1)	$1,575,363	631,905
Cash and cash equivalents	197,392	321,542
Foreign currencies at fair value(2)	1,126	-
Other assets	17,688	16,867
Derivative assets	1,060	-
Derivative liabilities	(1,189)	-
Other liabilities	(33,305)	(18,851)
Distributions payable	(12,997)	(7,044)
Accrued performance fee	(8,462)	(3,703)
Management fee payable	(830)	(420)
Net Asset Value	$1,735,846	940,296
Number of outstanding shares	61,384,142	35,042,896

(1) With respect to December 31, 2025 and 2024, at a cost of $1,453,089 and $593,650, respectively.

(2) With respect to December 31, 2025, at a cost of $1,117. The Company held no foreign currencies as of December 31, 2024.

The following table provides a breakdown of our total Net Asset Value and our NAV per Share by type as of December 31, 2025 ($ in thousands, except shares and per share data):

Type	Monthly Net Asset Value	Number of Outstanding Shares	Net Asset Value per share
Series I
A-II Shares	$381,566	13,598,460	$28.06
F-I Shares	75,955	2,747,440	$27.65
V Shares	1	40	$25.00
E shares	288	10,128	$28.44
I Shares	55,676	2,011,856	$27.67
S Shares	3	110	$27.66
Series II
A-II Shares	$1,142,019	40,151,313	$28.44
F-I Shares	67,681	2,415,511	$28.02
V Shares	1	40	$25.00
E shares	1,565	54,269	$28.83
I Shares	11,088	394,865	$28.08
S Shares	3	110	$28.06
Total	$1,735,846	61,384,142

The following table provides a breakdown of our total Net Asset Value and our NAV per Share by type as of December 31, 2024 ($ in thousands, except shares and per share data):

Type	Monthly Net Asset Value	Number of Outstanding Shares	Net Asset Value per share
Series I
A-II Shares	$216,781	8,109,427	$26.73
F-I Shares	30,652	1,154,705	$26.55
V Shares	1	40	$25.00
E shares	115	4,262	$26.88
Series II
A-II Shares	$665,553	24,755,955	$26.88
F-I Shares	26,678	999,415	$26.69
V Shares	1	40	$25.00
E shares	515	19,052	$27.03
Total	$940,296	35,042,896

Valuation Methodologies and Significant Inputs

The following table provides quantitative measures used to determine the fair values of the Level III investments as of December 31, 2025 ($ in thousands):

December 31, 2025
Asset Type	Level III Fair Value	Valuation Technique	Unobservable Input	Input
Series I
Investments in Partnership Investment Vehicle	$136,428	Discounted Cash Flow	Discount Rate	7.77% - 15.14%
			Terminal Multiple	8.5x - 14.3x
			Exit Cap Rate	6.5x - 7.5x
		Transaction Price	N/A	N/A
Investments in Loans	$134,855	Discounted Cash Flow	Discount Rate	5.68% - 18.10%
		Transaction Price	N/A	N/A
Total	$271,283

Series II
Investments in Partnership Investment Vehicle	$322,418	Discounted Cash Flow	Discount Rate	7.77% - 15.14%
			Terminal Multiple	8.5x - 14.3x
			Exit Cap Rate	6.5x - 7.5x
		Transaction Price	N/A	N/A
Investments in Loans	$318,700	Discounted Cash Flow	Discount Rate	5.68% - 18.10%
		Transaction Price	N/A	N/A
Total	$641,118

Total
Investments in Partnership Investment Vehicle	$458,846	Discounted Cash Flow	Discount Rate	7.77% - 15.14%
			Terminal Multiple	8.5x - 14.3x
			Exit Cap Rate	6.5x - 7.5x
		Transaction Price	N/A	N/A
Investments in Loans	$453,555	Discounted Cash Flow	Discount Rate	5.68% - 18.10%
		Transaction Price	N/A	N/A
Total	$912,401

The Operating Manager is ultimately responsible for our NAV calculations.

Hedging Activities

The Company and/or its operating subsidiaries employ hedging strategies (whether by means of derivatives or otherwise and whether in support of financing techniques or otherwise) that are designed to reduce the risks to the Company and/or such operating subsidiaries of fluctuations in interest rates, securities, commodities and other asset prices and currency exchange rates, as well as other identifiable risks. While the transactions implementing such hedging strategies are intended to reduce certain risks, such transactions themselves entail certain other risks, such as the risk that counterparties to such transactions default on their obligations and the risk that the prices and/or cash flows being hedged behave differently than expected. Thus, while the Company and/or its operating subsidiaries may benefit from the use of these hedging strategies, unanticipated changes in interest rates, securities, commodities and other asset prices or currency exchange rates or other events related to hedging activities may result in a poorer overall performance for the Company and/or its operating subsidiaries than if it or its operating subsidiaries had not implemented such hedging strategies.

With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase and the value of our debt acquisitions to decline. We may seek to stabilize our financing costs as well as any potential decline in our assets by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk. In the event we pursue any projects or acquisitions outside of the United States, we may have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We may in the future enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations. See Note 4. Derivative Instruments to our financial statements in this Annual Report on Form 10-K for a discussion concerning our hedging activities.

Distributions

For the year ended December 31, 2025, the Company declared distributions on the following types of outstanding shares in the amounts per share set forth below. Distributions are paid in cash or reinvested in shares of the Company for shareholders participating in the DRIP:

Type	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
Series I
A-II Shares	$0.2040	$0.2055	$0.2056	$0.2100
F-I Shares	0.2040	0.2055	0.2030	0.2065
E Shares	0.2040	0.2055	0.2080	0.2125
I Shares	0.2040	0.2055	0.2036	0.2070
S Shares	0.2040	0.2055	0.2036	0.2068
Series II
A-II Shares	$0.2040	$0.2055	$0.2081	$0.2130
F-I Shares	0.2040	0.2055	0.2055	0.2100
E Shares	0.2040	0.2055	0.2105	0.2160
I Shares	0.2040	0.2055	0.2063	0.2103
S Shares	0.2040	0.2055	0.2062	0.2102

For the year ended December 31, 2024, the Company declared distributions on the following types of outstanding shares in the amounts per share set forth below. Distributions are paid in cash or reinvested in shares of the Company for shareholders participating in the DRIP:

Type	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Series I
A-II Shares	$0.1300	$0.1621	$0.1805	$0.2010
F-I Shares	0.1300	0.1621	0.1805	0.2010
E Shares	—	0.1621	0.1805	0.2010
Series II
A-II Shares	$0.1300	$0.1621	$0.1805	$0.2010
F-I Shares	0.1300	0.1621	0.1805	0.2010
E Shares	—	0.1621	0.1805	0.2010

Liquidity and Capital Resources

As of December 31, 2025, the Company had $198,518 in cash and cash equivalents and foreign currencies, primarily the result from sales of our Shares.

We expect to generate cash primarily from (i) the net proceeds of our continuous Private Offering, (ii) cash flows from our operations, (iii) the Revolving Credit Agreement and any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. We believe that cash provided by such means will be sufficient to satisfy our anticipated cash requirements for the next twelve months and foreseeable future.

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

Share Repurchases

For the year ended December 31, 2025, the Company repurchased 259,099 Series I A-II Shares, 69,891 Series I F-I Shares, 600,858 Series II A-II Shares, 17,341 Series II F-I Shares, 791 Series II E Shares, and 1,483 Series II I Shares of the Company’s equity securities for a total purchase price of $25,906. We expect that the Company will continue to conduct quarterly Share Repurchases for up to 5.0% of the aggregate NAV of our outstanding Investor Shares and E Shares of each Series (measured across both Series) at a price based on the NAV per Share as of the last business day of the quarter prior to the commencement of a Share Repurchase. Due to tax considerations and other factors, the NAV between each Series will differ, and because of differential fees and other factors, NAV between Share type will differ, but all NAV calculations are expected to be based on the joint underlying economic interests of both Series in the Infrastructure Assets.

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

Cash Flows

The following table summarizes the changes to our cash flows ($ in thousands):

Cash Flow From:	For the year ended December 31, 2025	For the year ended December 31, 2024
Operating Activities	$(803,770)	$(432,380)
Financing Activities	679,786	632,651
Net (decrease) in cash and cash equivalents and foreign currencies	$(123,984)	$200,271

Cash used in operating activities

Our cash flow used in operating activities was $(803,770) for the year ended December 31, 2025, which primarily reflects the acquisition, sale and syndication of Infrastructure Assets. In addition, our net increase in net assets resulting from operations was $122,141 for the year ended December 31, 2025, which reflects income from interest, dividends, realized gains and an increase in the value of our Infrastructure Assets and the Liquidity Portfolio, partially offset by expenses and income taxes incurred.

Our cash flow used in operating activities was $(432,380) for the year ended December 31, 2024, which primarily relates to the acquisition, sale and syndication of Infrastructure Assets. In addition, our net increase in net assets resulting from operations was $54,492 for the year ended December 31, 2024, which reflects income from interest, dividends, realized gains and an increase in the value of our Infrastructure Assets and the Liquidity Portfolio, partially offset by expenses and income taxes incurred.

Cash provided by financing activities

Our cash flow provided by financing activities was $679,786 for the year ended December 31, 2025, which primarily reflects gross proceeds from the sale of Shares pursuant to our Private Offering.

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

Recent Accounting Pronouncements

See Note 2. Summary of Significant Accounting Policies to our financial statements in this Annual Report on Form 10-K for a discussion concerning recent accounting pronouncements.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

See Note 8. Commitments and Contingencies to our financial statements in this Annual Report on Form 10-K for our contractual obligations and commitments with payments due subsequent to December 31, 2025.

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

Changes in Fair Value

All of our Infrastructure Assets as of December 31, 2025 are reported at fair value. Net changes in the fair value of Infrastructure Assets impact the net increase or decrease in net assets resulting from operations in our Consolidated Statements of Operations. Based on Infrastructure Assets held as of December 31, 2025, we estimate that an immediate 10% increase or decrease in the fair value of Infrastructure Assets generally would result in a commensurate change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the Infrastructure Asset was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Based on the fair value of Infrastructure Assets as of December 31, 2025, we estimate that an immediate, hypothetical 10% increase or decline in the fair value of Infrastructure Assets would result in an increase or decline, respectively, in net assets resulting from operations of $157,536, if not offset by other factors.

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

We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our Infrastructure Assets were denominated as of December 31, 2025 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in a decline in net increase in net assets resulting from operations of $7,713 net of the impact of foreign exchange hedging strategies, if not offset by other factors.

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

Additionally, with respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt acquisitions to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our debt acquisitions to increase. As of December 31, 2025, we had no indebtedness.

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

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Hedging Activities” in this Annual Report on Form 10-K and Note 4. Derivative Instruments to our financial statements in this Annual Report on Form 10-K for a discussion concerning our hedging activities.

Apollo Infrastructure Company LLC

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	85

Consolidated Statements of Assets and Liabilities as of December 31, 2025 and 2024	86

Consolidated Statements of Operations for the Years Ended December 31, 2025, 2024 and for the period from April 3, 2023 (the “Date of Formation”) and December 31, 2023	88

Consolidated Statements of Changes in Net Assets for the Years Ended December 31, 2025, 2024 and from the Date of Formation through December 31, 2023	89

Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and from the Date of Formation through December 31, 2023	90

Condensed Consolidated Schedules of Investments as of December 31, 2025 and 2024	92

Notes to Consolidated Financial Statements	96

Item 8. Financial Statements and Supplementary Data

Apollo Infrastructure Company LLC

Consolidated Financial Statements

As of December 31, 2025 and for the year ended December 31, 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Apollo Infrastructure Company LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Apollo Infrastructure Company LLC (the “Company”), Apollo Infrastructure Company LLC - Series I (“Series I”), and Apollo Infrastructure Company LLC - Series II (“Series II”), including the condensed consolidated schedules of investments as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in net assets, and cash flows, for the years ended December 31, 2025 and 2024 and for the period from April 3, 2023 (date of formation) to December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company, Series I and Series II as of December 31, 2025 and 2024, and the results of their operations, changes in net assets and their cash flows for the years ended December 31, 2025 and 2024 and for the period from April 3, 2023 (date of formation) to December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024 by correspondence with the custodians, loan agents and investees; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York

March 30, 2026

We have served as the Company’s auditor since 2023.

Apollo Infrastructure Company LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	as of December 31, 2025			as of December 31, 2024
	Series I	Series II	Total	Series I	Series II	Total
Assets
Investments at fair value (cost at December 31, 2025 of $433,853; $1,019,236; $1,453,089; and at December 31, 2024 of $156,833; $436,817; $593,650; respectively)	$468,403	$1,106,960	$1,575,363	$166,652	$465,253	$631,905
Cash and cash equivalents	58,111	139,281	197,392	84,681	236,861	321,542
Foreign currencies at fair value (cost at December 31, 2025 of $332; $785; $1,117; respectively)	335	791	1,126	-	-	-
Prepaid expenses and other assets	2,412	5,555	7,967	1,766	5,134	6,900
Deferred offering expenses	456	1,078	1,534	545	1,522	2,067
Derivative assets	313	747	1,060	-	-	-
Due from Operating Manager	2,434	5,753	8,187	2,083	5,817	7,900
Total assets	$532,464	$1,260,165	$1,792,629	$255,727	$714,587	$970,314
Liabilities
Derivative liabilities	$332	$857	$1,189	$-	$-	$-
Management fee payable	283	547	830	117	303	420
Performance fee payable	2,766	5,696	8,462	982	2,721	3,703
Distribution payable	3,842	9,155	12,997	1,863	5,181	7,044
Deferred taxes liability	7,598	13,435	21,033	2,299	5,455	7,754
Other accrued expenses and liabilities	1,506	2,151	3,657	870	2,467	3,337
Due to Operating Manager	2,434	5,753	8,187	2,047	5,713	7,760
Notes Payable	214	214	428	-	-	-
Total liabilities	$18,975	$37,808	$56,783	$8,178	$21,840	$30,018
Commitments and contingencies (Note 8)
Total net assets	$513,489	$1,222,357	$1,735,846	$247,549	$692,747	$940,296

Net assets are comprised of:
A-II Shares, at December 31, 2025; Series I: 13,598,460; Series II: 40,151,313; and Total: 53,749,773 and at December 31, 2024; Series I: 8,109,427; Series II: 24,755,955; and Total: 32,865,382, shares authorized, issued and outstanding; respectively	$381,566	$1,142,019	$1,523,585	$216,781	$665,553	$882,334
F-I Shares, at December 31, 2025; Series I: 2,747,440; Series II: 2,415,511; and Total: 5,162,951, and at December 31, 2024; Series I: 1,154,705; Series II: 999,415; and Total: 2,154,120, shares authorized, issued and outstanding; respectively	75,955	67,681	143,636	30,652	26,678	57,330
E Shares, at December 31, 2025; Series I: 10,128; Series II: 54,269; and Total: 64,397 and at December 31, 2024; Series I: 4,262; Series II: 19,052; and Total: 23,314, shares authorized, issued and outstanding; respectively	288	1,565	1,853	115	515	630
V Shares, at December 31, 2025 Series I: 40; Series II: 40; and Total: 80, and at December 31, 2024; Series I: 40; Series II: 40; and Total: 80, shares authorized issued and outstanding; respectively	1	1	2	1	1	2
I Shares at December 31, 2025; Series I: 2,011,856; Series II: 394,865; and Total: 2,406,721 shares authorized, issued and outstanding; respectively	55,676	11,088	66,764	-	-	-
S Shares at December 31, 2025; Series I: 110; Series II: 110; and Total: 220 shares authorized, issued and outstanding; respectively	3	3	6	-	-	-
Total net assets	$513,489	$1,222,357	$1,735,846	$247,549	$692,747	$940,296

Net asset value per share
A-II Shares:
Net assets	$381,566	$1,142,019	$1,523,585	$216,781	$665,553	$882,334
Shares outstanding	13,598,460	40,151,313	53,749,773	8,109,427	24,755,955	32,865,382
Net asset value per share	$28.06	$28.44	$28.35	26.73	$26.88	$26.85

	as of December 31, 2025			as of December 31, 2024
	Series I	Series II	Total	Series I	Series II	Total
F-I Shares:
Net assets	$75,955	$67,681	$143,636	$30,652	$26,678	$57,330
Shares outstanding	2,747,440	2,415,511	5,162,951	1,154,705	999,415	2,154,120
Net asset value per share	$27.65	$28.02	$27.82	26.55	$26.69	$26.61
E Shares:
Net assets	$288	$1,565	$1,853	$115	$515	$630
Shares outstanding	10,128	54,269	64,397	4,262	19,052	23,314
Net asset value per share	$28.44	$28.83	$28.77	26.88	$27.03	$27.00
V Shares:
Net assets	$1	$1	$2	$1	$1	$2
Shares outstanding	40	40	80	40	40	80
Net asset value per share	$25.00	$25.00	$25.00	25.00	$25.00	$25.00
I Shares:
Net assets	$55,676	$11,088	$66,764	$-	$-	$-
Shares outstanding	2,011,856	394,865	2,406,721	-	-	-
Net asset value per share	$27.67	$28.08	$27.74	-	$-	$-
S Shares:
Net assets	$3	$3	$6	$-	$-	$-
Shares outstanding	110	110	220	-	-	-
Net asset value per share	$27.66	$28.06	$27.86	-	$-	$-

See notes to consolidated financial statements

Apollo Infrastructure Company LLC

Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the year ended December 31, 2025			For the year ended December 31, 2024			For the period from April 3, 2023 (date of formation) to December 31, 2023
	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Investment income
Interest income	$16,935	$41,194	$58,129	$10,290	$30,290	$40,580	$436	$2,015	$2,451
Dividend income	3,734	8,999	12,733	-	-	-	-	-	-
Total investment income	$20,669	$50,193	$70,862	$10,290	$30,290	$40,580	$436	$2,015	$2,451

Expenses
General and administration expenses	$3,132	$7,619	$10,751	$2,058	$6,252	$8,310	$281	$1,300	$1,581
Directors fees	179	443	622	113	339	452	20	93	113
Deferred offering expenses amortization	154	380	534	127	389	516	14	70	84
Management fees, net	1,622	3,271	4,893	426	1,180	1,606	32	145	177
Performance fees	2,766	5,696	8,462	982	2,721	3,703	27	125	152
Organizational expenses	-	-	-	7	19	26	282	1,321	1,603
Total expenses	$7,853	$17,409	$25,262	$3,713	$10,900	$14,613	$656	$3,054	$3,710
Less: Net expense reimbursement (support) to/from Operating Manager	(73)	(214)	(287)	(1,096)	(3,423)	(4,519)	(598)	(2,783)	(3,381)
Net expenses	$7,780	$17,195	$24,975	$2,617	$7,477	$10,094	$58	$271	$329
Net investment income before taxes	$12,889	$32,998	$45,887	$7,673	$22,813	$30,486	$378	$1,744	$2,122
Provision for (benefit from) income taxes	9,352	13,675	23,027	4,151	9,613	13,764	115	329	444
Net investment income	$3,537	$19,323	$22,860	$3,522	$13,200	$16,722	$263	$1,415	$1,678
Net realized and unrealized gain/(loss)
Net realized gain/(loss) from investments	4,684	11,138	15,822	58	164	222	12	55	67
Net realized gain/(loss) from foreign currencies	(391)	(935)	(1,326)	-	-	-	-	-	-
Net realized gain/(loss) from derivatives	266	622	888	-	-	-	-	-	-
Net change in unrealized appreciation/(depreciation) from investments	24,731	59,286	84,017	9,692	27,856	37,548	127	580	707
Net change in unrealized appreciation/(depreciation) from foreign currencies	3	6	9	-	-	-	-	-	-
Net change in unrealized appreciation/(depreciation) from derivatives	(19)	(110)	(129)	-	-	-	-	-	-
Net realized and unrealized gain/(loss)	$29,274	$70,007	$99,281	$9,750	$28,020	$37,770	$139	$635	$774

Net increase (decrease) in net assets resulting from operations	$32,811	$89,330	$122,141	$13,272	$41,220	$54,492	$402	$2,050	$2,452

See notes to consolidated financial statements

Apollo Infrastructure Company LLC

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

	For the year ended December 31, 2025			For the year ended December 31, 2024			For the period from April 3, 2023 (date of formation) to December 31, 2023
	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Operations
Net investment income	$3,537	$19,323	$22,860	$3,522	$13,200	$16,722	$263	$1,415	$1,678
Net realized gain/(loss) from investments	4,684	11,138	15,822	58	164	222	12	55	67
Net realized gain/(loss) from foreign currencies	(391)	(935)	(1,326)	-	-	-	-	-	-
Net realized gain/(loss) from derivatives	266	622	888	-	-	-	-	-	-
Net change in unrealized appreciation/(depreciation) from investments	24,731	59,286	84,017	9,692	27,856	37,548	127	580	707
Net change in unrealized appreciation/(depreciation) from foreign currencies	3	6	9	-	-	-	-	-	-
Net change in unrealized appreciation/(depreciation) from derivatives	(19)	(110)	(129)	-	-	-	-	-	-
Net increase (decrease) in net assets resulting from operations	$32,811	$89,330	$122,141	$13,272	$41,220	$54,492	$402	$2,050	$2,452
Distributions
A-II Shares:	$(9,761)	$(28,671)	$(38,432)	$(4,024)	$(12,291)	$(16,315)	$-	$-	$-
F-I Shares:	(1,879)	(1,451)	(3,330)	(409)	(316)	(725)	-	-	-
E Shares:	(8)	(36)	(44)	(2)	(7)	(9)	-	-	-
I Shares:	(960)	(187)	(1,147)	-	-	-	-	-	-
S Shares:	-	-	-	-	-	-	-	-	-
Net increase (decrease) in net assets resulting from distributions	$(12,608)	$(30,345)	$(42,953)	$(4,435)	$(12,614)	$(17,049)	$-	$-	$-
Capital Share Transaction
A-II Shares:
Consideration from issuance of shares	$155,186	$433,148	$588,334	$162,474	$424,486	$586,960	$46,339	$211,995	$258,334
Reinvestment of distributions	493	3,972	4,465	17	997	1,014	-	-	-
Repurchases of shares	(7,051)	(16,445)	(23,496)	(645)	(2,061)	(2,706)	-	-	-
F-I Shares:
Consideration from issuance of shares	$43,915	$37,800	$81,715	$30,360	$26,099	$56,459	$-	$-	-
Reinvestment of distributions	538	886	1,424	56	75	131	-	-	-
Repurchases of shares	(1,872)	(475)	(2,347)	(402)	-	(402)	-	-	-
E Shares:
Consideration from issuance of shares	$153	$970	$1,123	$109	$498	$607	$-	$-	-
Reinvestment of distributions	6	23	29	1	1	2	-	-	-
Repurchases of shares	-	(22)	(22)	-	-	-	-	-	-
I Shares:
Consideration from issuance of shares	$53,914	$10,716	$64,630	$-	$-	$-	$-	$-	-
Reinvestment of distributions	452	90	542	-	-	-	-	-	-
Repurchases of shares	-	(41)	(41)	-	-	-	-	-	-
S Shares:
Consideration from issuance of shares	$3	$3	$6	$-	$-	$-	$-	$-	-
Reinvestment of distributions	-	-	-	-	-	-	-	-	-
Repurchases of shares	-	-	-	-	-	-	-	-	-
V Shares:
Consideration from issuance of shares	$-	$-	$-	$-	$-	$-	$1	$1	$2
Net increase (decrease) in capital share transaction	$245,737	$470,625	$716,362	$191,970	$450,095	$642,065	$46,340	$211,996	$258,336
Net Assets
Total increase (decrease) in net assets during the period	$265,940	$529,610	$795,550	$200,807	$478,701	$679,508	$46,742	$214,046	$260,788
Net assets at beginning of period	247,549	692,747	940,296	46,742	214,046	260,788	-	-	-
Net assets at end of period	$513,489	$1,222,357	$1,735,846	$247,549	$692,747	$940,296	$46,742	$214,046	$260,788

See notes to consolidated financial statements

Apollo Infrastructure Company LLC

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

	For the year ended December 31, 2025			For the year ended December 31, 2024			For the period from April 3, 2023 (date of formation) to December 31, 2023
	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Operating activities
Net increase/(decrease) in net assets resulting from operations	$32,811	$89,330	$122,141	$13,272	$41,220	$54,492	$402	$2,050	$2,452
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments	(4,684)	(11,138)	(15,822)	-	-	-	-	-	-
Amortization of restricted stock shares	48	75	123	27	77	104	-	-	-
Net change in unrealized (appreciation)/depreciation from investments	(24,731)	(59,286)	(84,017)	(9,692)	(27,856)	(37,548)	(127)	(580)	(707)
Net change in unrealized appreciation/(depreciation) from foreign currency	(3)	(6)	(9)	-	-	-	-	-	-
Net change in unrealized appreciation/(depreciation) from derivatives	19	110	129	-	-	-	-	-	-
Payment-in-kind interest capitalized	(3,764)	(8,995)	(12,759)	(3,182)	(9,313)	(12,495)	(184)	(845)	(1,029)
Payment-in-kind warrants received	-	-	-	(388)	(1,136)	(1,524)	-	-	-
Acquisition of Infrastructure Assets, net of rebalancing transaction of $26,204 to Series I and $(26,204) to Series II for the year ended December 2025 and ($19,743) to Series I and $19,743 to Series II for year ended December 31, 2024	(365,139)	(794,399)	(1,159,538)	(168,068)	(437,367)	(605,435)	(25,923)	(120,273)	(146,196)
Proceeds from sale of investments	96,572	232,118	328,690	38,992	123,120	162,112	1,920	8,997	10,917
Deferred offering expenses amortization	154	380	534	127	389	516	14	70	84
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid expenses and other assets, excluding restricted cash(1)	(979)	(1,171)	(2,150)	(1,603)	(4,334)	(5,937)	(190)	(877)	(1,067)
(Increase)/decrease in deferred offering expenses	(65)	65	-	(240)	105	(135)	(446)	(2,086)	(2,532)
(Increase)/decrease in due from Operating Manager	(351)	64	(287)	(1,485)	(3,034)	(4,519)	(598)	(2,783)	(3,381)
(Decrease)/increase in Management fee payable	166	244	410	85	158	243	32	145	177
(Decrease)/increase in accrued performance fees	1,784	2,975	4,759	955	2,596	3,551	27	125	152
(Decrease)/increase in organization expenses payable	-	-	-	(12)	(67)	(79)	12	67	79
(Decrease)/increase in offering expenses payable	-	-	-	(34)	(163)	(197)	34	163	197
(Decrease)/increase in deferred taxes liability	5,299	7,980	13,279	2,299	5,455	7,754	-	-	-
(Decrease)/increase in other accrued expenses and liabilities	636	(316)	320	547	1,426	1,973	232	1,041	1,273
(Decrease)/increase in due to Operating Manager	387	40	427	1,517	3,227	4,744	530	2,486	3,016
Net cash used in operating activities	$(261,840)	$(541,930)	$(803,770)	$(126,883)	$(305,497)	$(432,380)	$(24,265)	$(112,300)	$(136,565)

	For the year ended December 31, 2025			For the year ended December 31, 2024			For the period from April 3, 2023 (date of formation) to December 31, 2023
	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Financing activities
Proceeds from issuance of shares	253,171	482,637	735,808	193,443	451,083	644,526	45,840	211,996	257,836
Note Borrowings	214	214	428	-	-	-	-	-	-
Payment on repurchases of shares	(8,923)	(16,983)	(25,906)	(956)	(2,061)	(3,017)	-	-	-
Distribution	(9,142)	(21,402)	(30,544)	(2,498)	(6,360)	(8,858)	-	-	-
Net cash provided by financing activities	$235,320	$444,466	$679,786	$189,989	$442,662	$632,651	$45,840	$211,996	$257,836

Cash and cash equivalents
Net increase in cash and cash equivalents	(26,520)	(97,464)	(123,984)	63,106	137,165	200,271	21,575	99,696	121,271
Cash and cash equivalents at beginning of period	84,681	236,861	321,542	21,575	99,696	121,271	-	-	-
Cash, Cash equivalents, foreign currencies at fair value and restricted cash at end of period(1)	$58,161	$139,397	$197,558	$84,681	$236,861	$321,542	$21,575	$99,696	$121,271

Supplemental disclosure of cash flow information:
Income taxes paid	$144	$649	$793	$1,863	$3,951	$5,814	$70	$150	$220
Payment-in-kind income	3,764	8,995	12,759	3,570	10,449	14,019	184	845	1,029
Noncash financing activities not included - distribution payable	3,842	9,155	12,997	1,863	5,181	7,044	-	-	-
Noncash financing activities not included - reinvestment of distribution	1,489	4,971	6,460	74	1,073	1,147	-	-	-
Noncash financing activities not included - subscription receivable	-	-	-	-	-	-	500	-	500

(1)
Included in Cash, cash equivalents and restricted cash as of December 31, 2025, are $(285), $(675) and $(960) for Series I, Series II and the Company respectively, of restricted cash as collateral, which are netted and included in either prepaid expenses and other assets or other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities. There was no restricted cash held as of December 31, 2024 or December 31, 2023 for Series I, Series II, or the Company.

See notes to consolidated financial statements

Apollo Infrastructure Company LLC

Condensed Consolidated Schedules of Investments

December 31, 2025

(in thousands, except share and per share data)

			Series I			Series II			Total
Description	Geography/Region	Industry/Type	Principal Amount or Number of Shares	Fair Value	Fair Value as a Percentage of Net Assets(1)	Principal Amount or Number of Shares	Fair Value	Fair Value as a Percentage of Net Assets(1)	Principal Amount or Number of Shares	Fair Value	Fair Value as a Percentage of Net Assets(1)
Investments in Partnership Investment Vehicle:(2)
Other Infrastructure Assets	United States	Power & Utilities		$69,390	13.5%		$163,989	13.4%		$233,379	13.4%
AIC 3-Z Subsidiary, LLC(3)	United States	Various		43,483	8.5%		102,764	8.4%		146,247	8.4%
AP Aegis Aggregator, SCSp(4)	Europe	Digital		39,802	7.8%		94,061	7.7%		133,863	7.7%
Novus Holdings Parent, L.P.	United States	Transportation		38,435	7.5%		90,832	7.4%		129,267	7.4%
Phoebe JV Energy, LLC	United States	Power & Utilities	20,057	31,855	6.2%	47,400	75,281	6.2%	67,457	107,136	6.2%
AP Ballast, L.P.(5)	United States	Transportation		29,363	5.7%		69,391	5.7%		98,754	5.7%
Other Infrastructure Assets	United States	Transportation		28,132	5.5%		66,482	5.4%		94,614	5.5%
AP Hercules Aggregator SCSp(6)	Norway	Transportation		26,814	5.2%		63,367	5.2%		90,181	5.2%
Other Infrastructure Assets	Canada	Social		17,507	3.4%		41,374	3.4%		58,881	3.4%
Other Infrastructure Assets	United States	Digital		8,767	1.7%		20,719	1.7%		29,486	1.7%
Total Investments in Partnership Investment Vehicle (Cost of $299,438; $703,624; $1,003,062)				$333,548	65.0%		$788,260	64.5%		$1,121,808	64.6%

Investments in Loans:
Other Infrastructure Assets	United States	Power & Utilities		$56,406	11.0%		$133,305	10.9%		$189,711	10.9%
Other Infrastructure Assets	United States	Digital		49,102	9.6%		116,043	9.5%		165,145	9.5%
Other Infrastructure Assets	United States	Transportation		14,273	2.8%		33,730	2.8%		48,003	2.8%
Other Infrastructure Assets	Europe	Digital		7,172	1.4%		16,950	1.4%		24,122	1.4%
Other Infrastructure Assets	Various	Transportation		6,820	1.3%		16,116	1.3%		22,936	1.3%
Other Infrastructure Assets	Various	Digital		1,082	0.2%		2,556	0.2%		3,638	0.2%
Total Investments in Loans (Cost of $134,415; $315,612; $450,027)				$134,855	26.3%		$318,700	26.1%		$453,555	26.1%

Total Investments (Cost of $433,853; $1,019,236; $1,453,089)				$468,403	91.3%		$1,106,960	90.6%		$1,575,363	90.7%

Derivative Assets:(7)
Foreign Currency Forward Contracts	N/A	N/A		$313	0.1%		$747	0.1%		$1,060	0.1%

			Series I			Series II			Total
Description	Geography/Region	Industry/Type	Principal Amount or Number of Shares	Fair Value	Fair Value as a Percentage of Net Assets(1)	Principal Amount or Number of Shares	Fair Value	Fair Value as a Percentage of Net Assets(1)	Principal Amount or Number of Shares	Fair Value	Fair Value as a Percentage of Net Assets(1)
Total Derivative Assets				$313	0.1%		$747	0.1%		$1,060	0.1%

Derivative Liabilities:(7)
Foreign Currency Forward Contracts	N/A	N/A		$(332)	-0.1%		$(857)	-0.1%		$(1,189)	-0.1%
Total Derivative Liabilities				$(332)	-0.1%		$(857)	-0.1%		$(1,189)	-0.1%

Total Investments, Derivative Assets and Derivative Liabilities (Cost of $433,853; $1,019,236; $1,453,089)				$468,384	91.2%		$1,106,850	90.6%		$1,575,234	90.7%

(1)
Fair Value as a percentage of Net Assets shown as a percentage of Net Assets of the respective Series.
(2)
Partnership investment vehicle includes investments in both limited partnerships and limited liability companies.
(3)
Represents an investment in an affiliated entity of the Company.
(4)
Series I, Series II and the Company indirectly own 363,550,624, 859,161,065, and 1,222,711,689 units, respectively, in Aegis TopCo S.a.rl., an investment in the Digital industry in Europe. The fair value of Series I, Series II and the Company investment in units of Aegis TopCo S.a.rl. were $39,726, $93,883 and $133,609, respectively, and the percentage of Net Asset Value of Series I, Series II, and the Company for each investment was 7.8%.
(5)
Series I, Series II and the Company indirectly own 2,973, 7,027, and 10,000 units, respectively, in Watco Companies LLC, an investment in the Transportation industry in the United States. The fair value of Series I, Series II and the Company investment in units of Watco Companies LLC. were $29,361, $69,389 and $98,750, respectively, and the percentage of Net Asset Value of Series I, Series II, and the Company for each investment was 5.7%.
(6)
Series I, Series II and the Company indirectly own 24,570,172, 58,065,463, and 82,635,635 units, respectively, in AP Hercules UK Ltd, an investment in the Transportation industry in Norway. The fair value of Series I, Series II and the Company investment in units of AP Hercules UK Ltd were $26,843, $63,436 and $90,279, respectively, and the percentage of Net Asset Value of Series I, Series II, and the Company for each investment was 5.2%.
(7)
Refer to Note 4. Derivative Instruments for additional information of derivative assets and derivative liabilities.

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

Cash and Cash Equivalents – As of December 31, 2025 and 2024, cash and cash equivalents were comprised of cash and fundings into money market funds sponsored by a U.S. financial institution. As of December 31, 2025, Series I, Series II, and the Company held $58,111, $139,281, and $197,392, respectively, in money market funds, all of which were held in the Goldman Sachs Financial Square Government Fund. As of December 31, 2024, Series I, Series II, and the Company held $84,681, $236,861 and $321,542, respectively, in money market funds, all of which were held in the Goldman Sachs Financial Square Government Fund.

Organizational and Offering Expenses – Organizational expenses are expensed as incurred. Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business.

Offering expenses include registration fees and legal fees regarding the preparation of the Company’s registration statement on Form 10. Offering expenses are accounted for as deferred costs until operations begin. For the year ended December 31, 2025 Series I, Series II, and the Company deferred offering expenses amortization were $154, $380, and $534, respectively. For the year ended December 31, 2024, Series I, Series II, and the Company deferred offering expenses amortization were $127, $389, and $516, respectively.

As of December 31, 2025, deferred offering expenses for Series I, Series II and the Company were $456, $1,078, and $1,534, respectively. As of December 31, 2024, Series I, Series II and the Company deferred offering expenses were $545, $1,522, and $2,067, respectively.

The Operating Manager may elect to provide expense support for certain organization and offering expenses which is subject to potential recoupment as described in Note 6 Related Party Considerations.

Investment Income – The Company records dividend income and accrues interest income pursuant to the terms of the respective Infrastructure Asset, unless, in the case of dividend income, the Company determines that the Infrastructure Asset does not have positive earnings in which case such dividend income is treated as a return of capital. Payment-in-Kind (PIK) interest is accrued monthly on PIK fixed income securities in accordance with the contractual terms of those Infrastructure Assets. In the case of proceeds received from investments in a partnership investment vehicle and limited partnerships, the Company determines the character of such proceeds and record any interest income, dividend income, realized gains or returns of capital accordingly. For the years ended December 31, 2025, 2024 and for the period from April 3, 2023 (date of formation) to December 31, 2023, investment income was comprised of interest and dividend income from Infrastructure Assets and cash and cash equivalents.

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

Both Series I and Series II recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. Both Series I and Series II review and evaluate tax positions in their major jurisdictions and determine whether or not there are uncertain tax positions that require financial statement recognition. The reserve for uncertain tax positions is recorded in other accrued expenses and liabilities, as applicable, in the accompanying Consolidated Statements of Assets and Liabilities. Based on this review, both Series I and Series II have determined the major tax jurisdictions to be where both Series I and Series II are organized, where both Series I and Series II hold interests in Infrastructure Assets, and where the Operating Manager is located; however, no reserves for uncertain tax positions were recorded for Series I and Series II for the years ended December 31, 2025, 2024 and 2023. Both Series I and Series II are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. Generally, both Series I and Series II’s returns may be subject to examination for a period of three to five years from when they are filed under varying statutes of limitations.

Calculation of NAV – For each applicable Series, the NAV per Share of each type of the Company’s Shares is determined by dividing the total assets (the value of investments, plus cash and other assets) attributable to such type less the value of any liabilities attributable to such type, by the total number of Shares outstanding of such type.

Recent Accounting Pronouncements – In December 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes—Improvements to Income Tax Disclosures. The guidance makes amendments to update disclosures on income taxes including rate reconciliation, income taxes paid, and certain amendments on disaggregation by federal, state, and foreign taxes, as relevant. The Company adopted this standard prospectively in the consolidated financial statements for the year ended December 31, 2025. Refer to Note 9. Income Taxes for the revised disclosures.

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

3.
Fair Value Measurement and Disclosures

The following table summarizes the valuation of the Company’s investments and cash and cash equivalents in the fair value hierarchy levels as of December 31, 2025 and 2024:

December 31, 2025
Description	Total	Level I	Level II	Level III	Investments Measured at NAV(1)(2)(3)
Series I
Investments in Partnership Investment Vehicle	$333,548	$-	$-	$136,428	$197,120
Investments in Loans	134,855	-	-	134,855	-
Total Investments	$468,403	$-	$-	$271,283	$197,120
Foreign Currency Forward Contracts	313	-	313		-
Total Derivative Assets(4)	$313	$-	$313	$-	$-
Foreign Currency Forward Contracts	(332)	-	(332)		-
Total Derivative Liabilities(4)	$(332)	$-	$(332)	$-	$-
Cash and cash equivalents and foreign currencies at fair value	58,446	58,446	-	-	-
Total	$526,830	$58,446	$(19)	$271,283	$197,120

Series II
Investments in Partnership Investment Vehicle	$788,260	$-	$-	$322,418	$465,842
Investments in Loans	318,700	-	-	318,700	-
Total Investments	$1,106,960	$-	$-	$641,118	$465,842
Foreign Currency Forward Contracts	747	-	747		-
Total Derivative Assets(4)	$747	$-	$747	$-	$-
Foreign Currency Forward Contracts	(857)	-	(857)		-
Total Derivative Liabilities(4)	$(857)	$-	$(857)	$-	$-
Cash and cash equivalents and foreign currencies at fair value	140,072	140,072	-	-	-
Total	$1,246,922	$140,072	$(110)	$641,118	$465,842

Total
Investments in Partnership Investment Vehicle	$1,121,808	$-	$-	$458,846	$662,962
Investments in Loans	453,555	-	-	453,555	-
Total Investments	$1,575,363	$-	$-	$912,401	$662,962
Foreign Currency Forward Contracts	1,060	-	1,060		-
Total Derivative Assets(4)	$1,060	$-	$1,060	$-	$-
Foreign Currency Forward Contracts	(1,189)	-	(1,189)		-
Total Derivative Liabilities(4)	$(1,189)	$-	$(1,189)	$-	$-
Cash and cash equivalents and foreign currencies at fair value	198,518	198,518	-	-	-
Total	$1,773,752	$198,518	$(129)	$912,401	$662,962

(1)
Included within certain investments measured at NAV were Level III investments. Series I, Series II and the Company Level III amounts of these investments were $171,384, $405,023, and $576,407, respectively.
(2)
As of December 31, 2025, Series I, Series II and the Company had unfunded commitments of $25,414, $60,058, and $85,472, respectively, related to investments measured at NAV.
(3)
The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statement of assets and liabilities.
(4)
See Note 4. Derivative Instruments for additional information of derivative assets and derivative liabilities.

December 31, 2024
Description	Total	Level I	Level II	Level III	Investments Measured at NAV(1)(2)
Series I
Investments in Partnership Investment Vehicle	$85,694	$-	$-	$32,508	$53,186
Investments in Loans(3)	79,882	-	3,995	75,887	-
Investments in Warrants	1,076	-	-	1,076	-
Total Investments	$166,652	$-	$3,995	$109,471	$53,186
Cash and cash equivalents	84,681	84,681	-	-	-
Total	$251,333	$84,681	$3,995	$109,471	$53,186

Series II
Investments in Partnership Investment Vehicle	$239,239	$-	$-	$90,755	$148,484
Investments in Loans(3)	223,010	-	11,155	211,855	-
Investments in Warrants	3,004	-	-	3,004	-
Total Investments	$465,253	$-	$11,155	$305,614	$148,484
Cash and cash equivalents	236,861	236,861	-	-	-
Total	$702,114	$236,861	$11,155	$305,614	$148,484

Total
Investments in Partnership Investment Vehicle	$324,933	$-	$-	$123,263	$201,670
Investments in Loans(3)	302,892	-	15,150	287,742	-
Investments in Warrants	4,080	-	-	4,080	-
Total Investments	$631,905	$-	$15,150	$415,085	$201,670
Cash and cash equivalents	321,542	321,542	-	-	-
Total	$953,447	$321,542	$15,150	$415,085	$201,670

(1)
Included within certain investments measured at NAV were Level III investments. Series I, Series II, and the Company Level III amounts of these investments were $30,248, $84,447, and $114,695, respectively.
(2)
As of December 31, 2024 , Series I, Series II, and the Company had unfunded commitments of $7,975, $22,265 and $30,240 respectively, related to investments measured at NAV.
(3)
On October 23, 2024, the Company entered into a Sale and Purchase Agreement to sell its interest in Yondr Group, L.P. As of December 31, 2024, the sale was subject to conditions to complete.

Transfers of investments between levels, if any, shall be recorded at the end of the period.

The following table shows changes in the fair value of our Level III investment during the years ended December 31, 2025 and 2024:

Description	Level III Investments
	Series I	Series II	Total
Balance as of December 31, 2023	$20,442	$94,975	$115,417
Purchases, including capitalized PIK and rebalancing transaction	85,913	201,361	287,274
Net change in unrealized appreciation/(depreciation) from investments	7,565	21,700	29,265
Sale and syndication	(4,449)	(12,422)	(16,871)
Transfers out of Level III	-	-	-
Transfers into Level III	-	-	-
Balance as of December 31, 2024	$109,471	$305,614	$415,085
Purchases, including capitalized PIK and rebalancing transaction	203,707	438,996	642,703
Net change in unrealized appreciation/(depreciation) from investments	15,057	33,960	49,017
Sale and syndication	(56,952)	(137,452)	(194,404)
Transfers out of Level III	-	-	-
Transfers into Level III	-	-	-
Balance as of December 31, 2025	$271,283	$641,118	$912,401

The total change in unrealized appreciation included in the Consolidated Statements of Operations within net change in unrealized appreciation/(depreciation) from investments for the year ended December 31, 2025 attributable to Level III investments still held at December 31, 2025 for Series I, Series II and the Company were $19,162, $45,758, and $64,920, respectively.

The total change in unrealized appreciation included in the Consolidated Statements of Operations within net change in unrealized appreciation/(depreciation) from investments for the year ended December 31, 2024 attributable to Level III investments still held at December 31, 2024 for Series I, Series II and the Company were $7,565, $21,700, and $29,265, respectively.

There were no transfers in or out of the Company’s investments that are classified as Level III investments for the years ended December 31, 2025 and 2024.

The following table provides quantitative measure used to determine the fair values of the Level III investments as of December 31, 2025:

December 31, 2025
Asset Type	Level III Fair Value	Valuation Technique	Unobservable Input	Input
Series I
Investments in Partnership Investment Vehicle	$136,428	Discounted Cash Flow	Discount Rate	7.77% - 15.14%
			Terminal Multiple	8.5x - 14.3x
			Exit Cap Rate	6.5x - 7.5x
		Transaction Price	N/A	N/A
Investments in Loans	$134,855	Discounted Cash Flow	Discount Rate	5.68% - 18.10%
		Transaction Price	N/A	N/A
Total	$271,283

Series II
Investments in Partnership Investment Vehicle	$322,418	Discounted Cash Flow	Discount Rate	7.77% - 15.14%
			Terminal Multiple	8.5x - 14.3x
			Exit Cap Rate	6.5x - 7.5x
		Transaction Price	N/A	N/A
Investments in Loans	$318,700	Discounted Cash Flow	Discount Rate	5.68% - 18.10%
		Transaction Price	N/A	N/A
Total	$641,118

Total
Investments in Partnership Investment Vehicle	$458,846	Discounted Cash Flow	Discount Rate	7.77% - 15.14%
			Terminal Multiple	8.5x - 14.3x
			Exit Cap Rate	6.5x - 7.5x
		Transaction Price	N/A	N/A
Investments in Loans	$453,555	Discounted Cash Flow	Discount Rate	5.68% - 18.10%
		Transaction Price	N/A	N/A
Total	$912,401

The following table provides quantitative measure used to determine the fair values of the Level III investments as of December 31, 2024:

December 31, 2024
Asset Type	Level III Fair Value	Valuation Technique	Unobservable Input	Input
Series I
Investments in Partnership Investment Vehicle	$32,508	Discounted Cash Flow	Discount Rate	15.00% - 15.10%
			Terminal Multiple	8.5x - 14.3x
Investments in Loans	$75,887	Discounted Cash Flow	Discount Rate	7.18% - 10.66%
		Transaction Price (1)	N/A	N/A
Investments in Warrants	1,076	Transaction Price	N/A	N/A
Total	$109,471

Series II
Investments in Partnership Investment Vehicle	$90,755	Discounted Cash Flow	Discount Rate	15.00% - 15.10%
			Terminal Multiple	8.5x - 14.3x
Investments in Loans	211,855	Discounted Cash Flow	Discount Rate	7.18% - 10.66%
		Transaction Price (1)	N/A	N/A
Investments in Warrants	3,004	Transaction Price	N/A	N/A
Total	$305,614

Total
Investments in Partnership Investment Vehicle	$123,263	Discounted Cash Flow	Discount Rate	15.00% - 15.10%
			Terminal Multiple	8.5x - 14.3x
Investments in Loans	287,742	Discounted Cash Flow	Discount Rate	7.18% - 10.66%
		Transaction Price (1)	N/A	N/A
Investments in Warrants	4,080	Transaction Price	N/A	N/A
Total	$415,085

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

Unconsolidated Significant Subsidiary

The following tables present summarized financial information of the significant subsidiaries in which the Company, Series I, and Series II have an indirect equity interest for the years ended December 31, 2025, 2024 and 2023:

Balance Sheet

	As of December 31, 2025	As of December 31, 2024
Total current assets	$890,208	$93,765
Total non-current assets	13,934,993	1,533,784
Total current liabilities	577,323	54,703
Total non-current liabilities	5,239,819	874,291
Non-Controlling interest	-	3,640
Shareholder equity	9,008,059	694,915

Income Statement

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Total Revenue	$2,191,948	$295,682	$235,331
Gross profit	682,194	147,989	53,458
Net operating income	51,712	86,767	28,979
Income (loss) before taxes	(43,812)	18,743	19,512
Net income (loss)	(42,982)	19,150	15,612

The summarized financial information above does not represent the Company’s proportionate share.

4.
Derivative Instruments

The following table presents the fair value of the derivative assets and derivative liabilities of Series I, Series II, and the Company as reflected in the Consolidated Statements of Assets and Liabilities as of December 31, 2025:

Derivative Assets(1)
					Notional			Fair Value
Primary Underlying Risk	Derivative	Settlement Date	Currency	Counterparty	Series I	Series II	Total	Series I	Series II	Total
Currency Risk	Foreign Currency Forward Contracts	8/1/2030	EUR	BNP Paribas S.A.	$(2,740,421)	$(6,549,022)	$(9,289,443)	$48	$115	$163
Currency Risk	Foreign Currency Forward Contracts	8/1/2030	NOK	BNP Paribas S.A.	(3,855,953)	(9,214,907)	(13,070,860)	12	27	39
Currency Risk	Foreign Currency Forward Contracts	8/1/2030	NOK	Natixis S.A.	(7,910,584)	(18,904,614)	(26,815,198)	108	255	363
Currency Risk	Foreign Currency Forward Contracts	8/1/2030	EUR	Deutsche Bank	(2,717,839)	(6,504,189)	(9,222,028)	17	41	58
Currency Risk	Foreign Currency Forward Contracts	8/2/2030	CHF	BNP Paribas S.A.	(3,172,936)	(7,582,643)	(10,755,579)	57	138	195
Currency Risk	Foreign Currency Forward Contracts	8/2/2030	CHF	Deutsche Bank	(7,936,306)	(18,992,746)	(26,929,052)	68	165	233
Currency Risk	Foreign Currency Forward Contracts	3/18/2026	EUR	CitiBank, N.A.	(7,259,040)	(17,154,927)	(24,413,967)	3	6	9
Total								$313	$747	$1,060

Derivative Liabilities(1)
					Notional			Fair Value
Primary Underlying Risk	Derivative	Settlement Date	Currency	Counterparty	Series I	Series II	Total	Series I	Series II	Total
Currency Risk	Foreign Currency Forward Contracts	9/28/2029	CAD	BNP Paribas S.A.	$(17,167,299)	$(42,000,662)	$(59,167,961)	$(193)	$(524)	$(717)
Currency Risk	Foreign Currency Forward Contracts	8/1/2030	SEK	BNP Paribas S.A.	(3,261,989)	(7,795,461)	(11,057,450)	(50)	(119)	(169)
Currency Risk	Foreign Currency Forward Contracts	8/1/2030	SEK	Natixis S.A.	(7,559,927)	(18,066,617)	(25,626,544)	(67)	(162)	(229)
Currency Risk	Foreign Currency Forward Contracts	3/18/2026	CAD	BNP Paribas S.A.	(1,084,611)	(2,563,206)	(3,647,817)	(7)	(17)	(24)
Currency Risk	Foreign Currency Forward Contracts	3/18/2026	CAD	CitiBank, N.A.	(1,788,557)	(4,226,809)	(6,015,366)	(12)	(28)	(40)
Currency Risk	Foreign Currency Forward Contracts	3/18/2026	CAD	Deutsche Bank	(436,109)	(1,030,634)	(1,466,743)	(3)	(7)	(10)
Total								$(332)	$(857)	$(1,189)
(1)
Approximately, $3,987, $9,423, and $13,410 of collateral has been received as of December 31, 2025 for Series I, Series II, and the Company, respectively, with counterparties related to foreign currency forward contracts. Approximately, $4,272, $10,098, and $14,370 of collateral has been posted as of December 31, 2025 for Series I, Series II, and the Company, respectively, related to foreign currency forward contracts. The Company may be required to post additional collateral in subsequent periods due to unfavorable changes in the fair value of the contracts. The collateral posted and collateral received balances are netted and included in either prepaid expenses and other assets or other accrued expenses and liabilities, respectively in the Consolidated Statements of Assets and Liabilities.

There were no foreign currency forward contracts held of Series I, Series II, and the Company as of December 31, 2024

The following table presents the gains (losses) recognized on derivatives, by contract type, of Series I, Series II, and the Company, included in the Consolidated Statements of Operations for the year ended December 31, 2025:

		For the year ended December 31, 2025
		Net realized gain (loss) on derivatives			Net change in unrealized appreciation/(depreciation) from derivatives
Primary Underlying Risk	Derivative	Series I	Series II	Total	Series I	Series II	Total
Currency Risk	Foreign Currency Forward Contracts	$266	$622	$888	$(19)	$(110)	$(129)
Total		$266	$622	$888	$(19)	$(110)	$(129)

There were no foreign currency forward contracts held of Series I, Series II, and the Company for the year ended December 31, 2024.

The Company has elected not to offset assets and liabilities in the Consolidated Statements of Assets and Liabilities that may be received or paid as part of collateral arrangements, even when an enforceable master netting arrangement or other agreement is in place that provides the Company, in the event of counterparty default, the rights to liquidate collateral and the right to offset a counterparty’s rights and obligations. The following table presents the offsetting of derivative assets and liabilities as of December 31, 2025:

				Gross amounts not offset in the accompanying Consolidated Statements of Assets and Liabilities
	Gross and net amounts presented in the Consolidated Statements of Assets and Liabilities			Financial Instruments			Cash Collateral Received (1)			Net Amount
Assets	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Derivative Assets	$313	$747	$1,060	$190	$454	$644	$82	$200	$282	$41	$93	$134
Total	$313	$747	$1,060	$190	$454	$644	$82	$200	$282	$41	$93	$134

				Gross amounts not offset in the accompanying Consolidated Statements of Assets and Liabilities
	Gross and net amounts presented in the Consolidated Statements of Assets and Liabilities			Financial Instruments			Cash Collateral Posted (1)			Net Amount
Liabilities	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Derivative Liabilities	$332	$857	$1,189	$190	$454	$644	$133	$382	$515	$9	$21	$30
Total	$332	$857	$1,189	$190	$454	$644	$133	$382	$515	$9	$21	$30

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

As of December 31, 2025 there were no gross amount of derivative assets and liabilities for Series I, Series II and the Company, respectively, presented in the Consolidated Statements of Assets and Liabilities that are not subject to enforceable master netting agreements.

There were no derivative assets and liabilities held of Series I, Series II, and the Company as of December 31, 2024.

5.
Notes Payable

The Company’s outstanding debt obligations as of December 31, 2025 were as follows:

Promissory Notes	Series I	Series II	Total
Aggregate Principal Committed	$214	$214	$428
Outstanding Principal	214	214	428
Unused Portion	-	-	-
Carrying Value	214	214	428
Fair Value(1)	$214	$214	$428

(1)
The carrying amount outstanding under these debt obligations approximate their fair value as of December 31, 2025.

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

There were no notes payable held of Series I, Series II, and the Company as of December 31, 2024.

6.
Related Party Considerations

Initial Capital Contribution

On April 12, 2023, the Company issued 40 V Shares of each of Series I and Series II at the aggregate issue prices of $1 and $1, respectively to an affiliate of the Company.

Infrastructure Assets

On May 14, 2024, the Company acquired an additional indirect interest in Novus Holdings Parent, L.P. from an affiliate of the Operating Manager for an aggregate amount of $11,099.

On March 28, 2025, the Company acquired indirect interests in CN Jackalope Holdings LLC, Caledonia Holdings LLC, Tawhiri Power Holdings LLC, and Pipeline Funding Company LLC from a fund managed by an affiliate of the Operating Manager for an aggregate amount of $149,711.

On April 29,2025, the Company partially sold its position in CN Jackalope Holdings LLC to a fund managed by an affiliate of the Operating Manager for an aggregate amount of $20,000.

On October 17, 2025, the Company sold its position in AP Grange Subordinated Notes to a fund managed by an affiliate of the Operating Manager for an aggregate amount of $2,433.

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

For the year ended December 31, 2025, the Operating Manager earned gross Management Fees of $2,460, $5,150, and $7,610 from Series I, Series II, and the Company, respectively, with a Special Fees offset of $838, $1,879, and $2,717, from Series I, Series II, and the Company, respectively, resulting in net Management Fees of $1,622, $3,271, and $4,893 from Series I, Series II, and the Company, respectively.

For the year ended December 31, 2024, the Operating Manager earned gross Management Fees of $794, $2,227, and $3,021 from Series I, Series II, and the Company, respectively, with a Special Fees offset of $368, $1,047, and $1,415 from Series I, Series II, and the Company, respectively, resulting in net Management Fees of $426, $1,180, and $1,606 from Series I, Series II, and the Company, respectively.

For the period from the Date of Formation to December 31, 2023, the Operating Manager earned gross Management Fees of $32, $145, and $177 from Series I, Series II and the Company, respectively, with no Special Fees offset.

The Operating Manager or an affiliate may rebate, waive, or reduce the Management Fee charged to certain shareholders at the sole discretion of the Operating Manager or such affiliate. Any such rebate, waiver or reduction may be effected either by way of purchase of additional Shares by the Operating Manager or such affiliate for the shareholder or by way of rebate to the relevant shareholder’s account. As of December 31, 2025 and 2024, and for the period from the Date of Formation to December 31, 2023, there were no rebates or waivers of the Management Fees.

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

For the year ended December 31, 2025, the Operating Manager earned Performance Fees of $2,766, $5,696, and $8,462 from Series I, Series II and the Company, respectively. For the year ended December 31, 2024, the Operating Manager earned Performance Fees of $982, $2,721, and $3,703 from Series I, Series II and the Company, respectively. For the period from the Date of Formation to December 31, 2023, the Operating Manager earned Performance Fees of $27, $125, and $152 from Series I, Series II and the Company, respectively.

Various affiliates of the Operating Manager are potentially involved in transactions with the Company’s investments in Infrastructure Assets, and whereby affiliates of the Operating Manager may earn fees in, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, “Capital Solution Services”).

For the year ended December 31, 2025, $4,505 of fees allocable to the Company were paid by the Company’s Infrastructure Assets to consolidated affiliates of the Operating Manager for Capital Solution services, which has been excluded from Special Fees for each of Series I, Series II, and the Company, respectively. For the year ended December 31, 2024, $2,571 of fees allocable to the Company were paid by the Company’s Infrastructure Assets to consolidated affiliates of the Operating Manager for Capital Solution services, which has been excluded from Special Fees for each of Series I, Series II, and the Company, respectively. For the period from the Date of Formation to December 31, 2023, $12,000 of fees were paid by the Company's Infrastructure Assets to affiliates for Capital Solution Services. The Company’s Infrastructure Assets may have directly or indirectly paid Capital Solution Fees to non-consolidated affiliates of the Operating Manager.

The Company incurred certain operating expenses related to services provided by personnel of the Operating Manager and/or its affiliates. For the year ended December 31, 2025, these expenses were $578, $1,421, and $1,999, for Series I, Series II and the Company, respectively. For the year ended December 31, 2024, these expenses were $519, $1,585, and $2,104, for Series I, Series II and the Company, respectively. For the period from the Date of Formation to December 31, 2023, these expenses were $200, $917, and $1,117, for Series I, Series II and the Company, respectively. These expenses are included in general and administration expenses in the Consolidated Statement of Operations.

In February 2025, the Company engaged Lyra Client Solutions Holdings, LLC (“Lyra”), an end-to-end client service platform affiliated with Apollo. Lyra provides administration, data management, trade operations, investor onboarding and servicing, technology and other similar services to institutional, global wealth, global family office and retail investors. For the year ended December 31, 2025, the Company incurred expenses of $81, $195 and $276 for Series I, Series II, and the Company, respectively. These expenses are included in general and administration expenses in the Consolidated Statement of Operations.

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

Following any calendar month in which the Specified Expenses are below 0.60% of the Company’s net assets on an annualized basis, the Company shall reimburse the Operating Manager, fully or partially, for the Expense Supports, but only if and to the extent that Specified Expenses plus any Reimbursement Payments do not exceed 0.60% of the Company’s net assets at the end of each calendar month on an annualized basis, until such time as all Expense Supports made by the Operating Manager to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company in the prior sentence shall be referred to herein as a “Reimbursement Payment”.

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

For the year ended December 31, 2025, the Operating Manager agreed to provide Expense Support of $117, $319, and $436 for expenses incurred by Series I, Series II, and the Company, respectively. For the year ended December 31, 2024, the Operating Manager agreed to provide Expense Support of $1,096, $3,423, and $4,519 for expenses incurred by Series I, Series II, and the Company, respectively. For the period from the Date of Formation to December 31, 2023, the Operating Manager agreed to provide Expense Support of $598, $2,783, and $3,381 for expenses incurred by Series I, Series II and the Company, respectively.

For the year ended December 31, 2025, the Company reimbursed the Operating Manager for $44, $106, and $150 for previously provided Expense Support related to Series I, Series II, and the Company, respectively.

For the year ended December 31, 2024, and for the period from the Date of Formation to December 31, 2023, the Company did not reimburse the Operating Manager for any previously provided Expense Support related to Series I, Series II, or the Company, respectively.

As of December 31, 2025 total Due from Operating Manager for total Expense Support outstanding was $2,434, $5,753, and $8,187 for Series I, Series II, and the Company, respectively, of which the Operating Manager’s ability to recoup 40% will expire in December 2026, 18% will expire in March 2027, 15% will expire in June 2027, 12% will expire in September 2027, 9% will expire in December 2027, and 5% will expire in March 2028.

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

As of December 31, 2025, Series I, Series II, and the Company had an outstanding payable to Operating Manager of $2,434, $5,753, and $8,187, respectively, and as of December 31, 2024, Series I, Series II, and the Company had an outstanding payable to Operating Manager of $2,047, $5,713, and $7,760, respectively, for payments made on their behalf.

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

As of December 31, 2025 and 2024, neither Series paid the Dealer Manager for any annual distribution fees, shareholder servicing fees, upfront selling commission or dealer manager fees.

Restricted Share Grants

The Company’s board of directors approved the Apollo Infrastructure Company LLC Restricted Share Plan for independent directors, pursuant to which, the Company’s E Shares may be granted to independent directors.

The following table summarizes the grants, vesting and forfeitures of restricted common shares during the year ended December 31, 2025:

	Restricted Shares	Grant Date Fair Value ($ in thousands)
Outstanding as of December 31, 2024	7,714	-
Granted	7,289	$200
Vested	(7,714)	-
Forfeiture	-	-
Outstanding as of December 31, 2025	7,289

The following table summarizes the grants, vesting and forfeitures of restricted common shares during the year ended December 31, 2024:

	Restricted Stock	Grant Date Fair Value ($ in thousands)
Outstanding as of December 31, 2023	-	-
Granted	7,714	$200
Vested	-	-
Forfeiture	-	-
Outstanding as of December 31, 2024	7,714

The fair value of these shares was determined using the most recent available NAV at issuance of the Restricted Stock and are subject to a one-year vesting period.

During the year ended December 31, 2025, the Company granted an aggregate of 7,289 Series II E Shares to the independent directors of the Company’s board of directors to cover the restricted stock portion of the annual base director fees for independent directors’ services to the Company.

During the year ended December 31, 2024, the Company granted an aggregate of 7,714 Series II E Shares to the independent directors of the Company’s board of directors to cover the restricted stock portion of the annual base director fees for independent directors’ services to the Company.

During the year ended December 31, 2025, the Company recorded $63, $150 and $213 for Series I, Series II, and the Company, respectively, of restricted stock amortization as director fees in the Consolidated Statements of Operations. The remaining amortization related to the grants of restricted stock, which represents unrecognized compensation cost amounts to $25, $58, and $83 for Series I, Series II and the Company, respectively, as of December 31, 2025.

During the year ended December 31, 2024, the Company recorded $27, $77, and $104 for Series I, Series II, and the Company, respectively, of restricted stock amortization as director fees in the Consolidated Statements of Operations. The remaining amortization related to the grants of restricted stock, which represents unrecognized compensation cost amounts to $25, $71, and $96 for Series I, Series II and the Company, respectively, as of December 31, 2024.

7.
Shareholders’ Equity

The following tables summarize shareholder transactions in Shares during the year ended December 31, 2025 ($ in thousands, except Shares):

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
A-II Shares:
Balance as of December 31, 2024	8,109,427	$208,185	24,755,955	$635,417	32,865,382	$843,602
Proceeds from issuance of shares	5,729,966	155,186	15,850,652	433,148	21,580,618	588,334
Repurchases of shares	(259,099)	(7,051)	(600,858)	(16,445)	(859,957)	(23,496)
Reinvestment of distributions	18,166	493	145,564	3,972	163,730	4,465
Net increase (decrease)	5,489,033	$148,628	15,395,358	$420,675	20,884,391	$569,303
Balance as of December 31, 2025	13,598,460	$356,813	40,151,313	$1,056,092	53,749,773	$1,412,905

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
F-I Shares:
Balance as of December 31, 2024	1,154,705	$30,014	999,415	$26,174	2,154,120	$56,188
Proceeds from issuance of shares	1,642,598	43,915	1,400,677	37,800	3,043,275	81,715
Repurchases of shares	(69,891)	(1,872)	(17,341)	(475)	(87,232)	(2,347)
Reinvestment of distributions	20,028	538	32,760	886	52,788	1,424
Net increase (decrease)	1,592,735	$42,581	1,416,096	$38,211	3,008,831	$80,792
Balance as of December 31, 2025	2,747,440	$72,595	2,415,511	$64,385	5,162,951	$136,980

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
E Shares:
Balance as of December 31, 2024	4,262	$110	19,052	$499	23,314	$609
Proceeds from issuance of shares	5,637	153	35,169	970	40,806	1,123
Repurchases of shares	-	-	(791)	(22)	(791)	(22)
Reinvestment of distributions	229	6	839	23	1,068	29
Net increase (decrease)	5,866	$159	35,217	$971	41,083	$1,130
Balance as of December 31, 2025	10,128	$269	54,269	$1,470	64,397	$1,739

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
V Shares:
Balance as of December 31, 2024	40	$1.00	40	$1.00	80	$2.00
Proceeds from issuance of shares	-	-	-	-	-	-
Repurchases of shares	-	-	-	-	-	-
Reinvestment of distributions	-	-	-	-	-	-
Net increase (decrease)	-	$-	-	$-	-	$-
Balance as of December 31, 2025	40	$1	40	$1	80	$2

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
I Shares
Balance as of December 31, 2024	-	$-	-	$-	-	$-
Proceeds from issuance of shares	1,995,129	53,914	393,064	10,716	2,388,193	64,630
Repurchases of shares	-	-	(1,483)	(41)	(1,483)	(41)
Reinvestment of distributions	16,727	452	3,284	90	20,011	542
Net increase (decrease)	2,011,856	$54,366	394,865	$10,765	2,406,721	$65,131
Balance as of December 31, 2025	2,011,856	$54,366	394,865	$10,765	2,406,721	$65,131

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
S Shares
Balance as of December 31, 2024	-	$-	-	$-	-	$-
Proceeds from issuance of shares	110	3	110	3	220	6
Repurchases of shares	-	-	-	-	-	-
Reinvestment of distributions	-	-	-	-	-	-
Net increase (decrease)	110	$3	110	$3	220	$6
Balance as of December 31, 2025	110	$3	110	$3	220	$6
Total net increase (decrease)	9,099,600	$245,737	17,241,646	$470,625	26,341,246	$716,362

The following tables summarize shareholder transactions in Shares during the year ended December 31, 2024 ($ in thousands, except Shares):

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
A-II Shares:
Balance as of December 31, 2023	1,851,311	$46,339	8,468,437	$211,995	10,319,748	$258,334
Proceeds from issuance of shares	6,282,289	162,474	16,327,801	424,486	22,610,090	586,960
Repurchases of shares	(24,845)	(645)	(78,657)	(2,061)	(103,502)	(2,706)
Reinvestment of distributions	672	17	38,374	997	39,046	1,014
Net increase (decrease)	6,258,116	161,846	16,287,518	423,422	22,545,634	585,268
Balance as of December 31, 2024	8,109,427	208,185	24,755,955	635,417	32,865,382	843,602

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
F-I Shares:
Balance as of December 31, 2023	-	$-	-	$-	-	$-
Proceeds from issuance of shares	1,168,014	30,360	996,532	26,099	2,164,546	56,459
Repurchases of shares	(15,480)	(402)	-	-	(15,480)	(402)
Reinvestment of distributions	2,171	56	2,883	75	5,054	131
Net increase (decrease)	1,154,705	30,014	999,415	26,174	2,154,120	56,188
Balance as of December 31, 2024	1,154,705	30,014	999,415	26,174	2,154,120	56,188

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
E Shares:
Balance as of December 31, 2023	-	$-	-	$-	-	$-
Proceeds from issuance of shares	4,216	109	18,995	498	23,211	607
Repurchases of shares	-	-	-	-	-	-
Reinvestment of distributions	46	1	57	1	103	2
Net increase (decrease)	4,262	110	19,052	499	23,314	609
Balance as of December 31, 2024	4,262	110	19,052	499	23,314	609

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
V Shares:
Balance as of December 31, 2023	40	$1	40	$1	80	$2
Proceeds from issuance of shares	-	-	-	-	-	-
Repurchases of shares	-	-	-	-	-	-
Reinvestment of distributions	-	-	-	-	-	-
Net increase (decrease)	-	-	-	-	-	-
Balance as of December 31, 2024	40	1	40	1	80	2
Total net increase (decrease)	7,417,083	$191,970	17,305,985	$450,095	24,723,068	$642,065

The following tables summarize shareholder transactions in Shares from the Date of Formation to December 31, 2023 ($ in thousands, except Shares):

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
A-II Shares:
Balance as of April 3, 2023 (date of formation)	-	$-	-	$-	-	$-
Proceeds from issuance of shares	1,851,311	46,339	8,468,437	211,995	10,319,748	258,334
Repurchases of shares	-	-	-	-	-	-
Reinvestment of distributions	-	-	-	-	-	-
Net increase (decrease)	1,851,311	46,339	8,468,437	211,995	10,319,748	258,334
Balance as of December 31, 2023	1,851,311	46,339	8,468,437	211,995	10,319,748	258,334

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
V Shares:
Balance as of April 3, 2023 (date of formation)	-	$-	-	$-	-	$-
Proceeds from issuance of shares	40	1	40	1	80	2
Repurchases of shares	-	-	-	-	-	-
Reinvestment of distributions	-	-	-	-	-	-
Net increase (decrease)	40	1	40	1	80	2
Balance as of December 31, 2023	40	1	40	1	80	2
Total net increase (decrease)	1,851,351	$46,340	8,468,477	$211,996	10,319,828	$258,336

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

For the year ended December 31, 2025, the Company issued 18,166 Series I A-II Shares, 20,028 Series I F-I Shares, 16,727 Series I I Shares, 229 Series I E Shares, 145,564 Series II A-II Shares, 32,760 Series II F-I Shares, 3,284 Series II I Shares and 839 Series II E shares for an aggregate purchase price of $6,460 under the DRIP.

During the year ended December 31, 2024, the Company issued 672 Series I A-II Shares, 2,171 Series I F-I Shares, 46 Series I E Shares, 38,374 Series II A-II Shares, 2,883 Series II F-I Shares, and 57 Series II E shares for an aggregate purchase price of $1,147, in each case under the DRIP. During the period from the Date of Formation to December 31, 2023, the Company had not issued any shares under the DRIP.

Share Repurchases

The Company has a share repurchase plan pursuant to which, on a quarterly basis, Shareholders may request that the Company repurchase all or any portion of their Shares. The Company may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under the Company’s share repurchase plan, or none at all, in the Company’s discretion at any time. The Company expects that each Series will conduct quarterly Share Repurchases for up to 5.0% of the aggregate NAV of the Company's outstanding Investor Shares and E Shares of each Series (measured across both Series using the average aggregate NAV across both Series as of the end of the immediately preceding three months). Generally, the price at which we make repurchases of our Shares will equal the NAV per Share of each applicable Share type of each applicable Series as of the last calendar day of the applicable, immediately preceding quarter. A repurchase window was opened to all share types in January 2026 and closed in February 2026. The transaction price per share for that repurchase window was the NAV per share of each respective share type as of December 31, 2025.

For the year ended December 31, 2025, the Company repurchased 259,099 Series I A-II Shares, 69,891 Series I F-I Shares, 600,858 Series II A-II Shares, 17,341 Series II F-I Shares, 1,483 Series II I Shares, and 791 Series II E Shares of the Company’s equity securities for a total purchase price of $25,906.

During the year ended December 31, 2024, the Company repurchased 24,845 Series I A-II Shares, 15,480 Series I F-I Shares, and 78,657 Series II A-II Shares of the Company’s equity securities for a total purchase price of $3,108. During the period from the Date of Formation to December 31, 2023, the Company had not repurchased any shares under the share repurchase plan.

Distribution

The following table reflects the aggregate distributions per share declared for each applicable share type of the Company:

Type	For the year ended December 31, 2025	For the year ended December 31, 2024
Series I
A-II Shares	$0.83	$0.67
F-I Shares	$0.82	$0.67
E Shares	$0.83	$0.54
I Shares	$0.82	$-
S Shares	$0.82	$-
Series II
A-II Shares	$0.83	$0.67
F-I Shares	$0.83	$0.67
E Shares	$0.84	$0.54
I Shares	$0.83	$-
S Shares	$0.83	$-

For the year ended December 31, 2025, the distributions for each share type were payable to holders of record at the close of business day on March 31, 2025, June 30, 2025, September 30, 2025, and December 31, 2025, and were paid on April 28, 2025, July 28, 2025, October 28, 2025 and January 28, 2026 respectively. The distributions were paid in cash or reinvested in the shares of the Company for shareholders participating in the DRIP of the Company.

For the year ended December 31, 2024, the distributions for each share type were payable to holders of record at the close of business day on March 31, 2024, June 30, 2024, September 30, 2024, and December 31, 2024, and were paid on April 29, 2024, July 26, 2024, October 25, 2024 and January 28, 2025 respectively. The distributions were paid in cash or reinvested in the shares of the Company for shareholders participating in the DRIP of the Company.

For the period from the Date of Formation to December 31, 2023, there were no distributions declared by the Company.

8.
Commitments and Contingencies

Litigation

The Company was not subject to any litigation nor was the Company aware of any material litigation threatened against it.

Infrastructure Assets

As of December 31, 2025, the Company had unfunded commitments of $480,121 related to Infrastructure Assets. Series I, Series II and the Company share of unfunded commitments as of December 31, 2025 was $142,755, $337,366, and $480,121, respectively.

As of December 31, 2024, the Company had unfunded commitments of $169,386 related to Infrastructure Assets. Series I, Series II and the Company share of unfunded commitments as of December 31, 2024 is $44,672, $124,714, and $169,386, respectively.

As of December 31, 2025, the Company had entered into a financial guarantee in relation to the realization of one of its Infrastructure Assets. This guarantee may result in a liability of up to a maximum of $840, $1,987 and $2,827 by Series I, Series II, and the Company, respectively.

As of December 31, 2024, the Company did not enter into a financial guarantee for any of its Infrastructure Assets.

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

	For the year ended December 31, 2025			For the year ended December 31, 2024			For the period from April 3, 2023 (date of formation) to December 31, 2023
	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Current:
Federal Income Tax	$3,808	$5,336	$9,144	$1,517	$3,063	$4,580	$71	$235	$306
State and local Income tax	246	359	605	379	1,189	1,568	-	-	-
	$4,054	$5,695	$9,749	$1,896	$4,252	$6,148	$71	$235	$306
Deferred:
Federal Income Tax	$5,337	$8,127	$13,464	$1,809	$4,105	$5,914	$41	$80	$121
State and local Income tax	(39)	(147)	(186)	446	1,256	1,702	3	14	17
	$5,298	$7,980	$13,278	$2,255	$5,361	$7,616	$44	$94	$138
Total Income Tax provision (Benefit)	$9,352	$13,675	$23,027	$4,151	$9,613	$13,764	$115	$329	$444

On July 4, 2025, the U.S. government enacted H.R. 1, which includes several tax-related provisions. We have evaluated the enacted legislation and concluded that it does not have a material impact on our consolidated financial statements. In addition, the U.S. Department of the Treasury and the Internal Revenue Service have issued, and may continue to issue, regulatory guidance under the current administration related to previously enacted tax legislation, including interpretive guidance and notices related to corporate alternative tax (“CAMT”). The Company has evaluated such guidance as issued to date and, based on its interpretations and assumptions, has reflected the impact of applicable guidance in its income tax provision. The guidance issued to date is not expected to have a material impact on the Company’s effective tax rate or consolidated financial statements. The Company will continue to monitor future guidance and rulemaking and will record any resulting impacts in the period such guidance is issued or becomes effective, as applicable.

Beginning in 2025 annual reporting, we adopted ASU 2023-09 prospectively. A reconciliation of the U.S. federal statutory income tax rate to our effective tax rate for the year ended December 31, 2025 is as follows:

The following table reconciles the U.S. federal statutory tax rate to the effective income tax rate for the year ended December 31, 2025:

	For the year ended December 31, 2025
	Series I		Series II		Total
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. Federal Statutory Tax Rate	$8,842	21.0%	$21,609	21.0%	$30,451	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect (1)	131	0.3	247	0.2	378	0.3
State and Local Income Taxes, Net of Federal Income Tax Effect	131	0.3	247	0.2	378	0.3
Foreign Tax Effects	-	-	-	-	-	-
Effect of Changes in Tax Laws or Rates Enacted in the Current Period	-	-	-	-	-	-
Effect of Cross-Border Tax Laws	-	-	-	-	-	-
Tax Credits	(222)	(0.5)	(472)	(0.5)	(694)	(0.5)
Transferable/Energy-related tax credit	(222)	(0.5)	(472)	(0.5)	(694)	(0.5)
Changes in Valuation Allowances	-	-	-	-	-	-
Nontaxable or Nondeductible Items	600	1.4	(7,709)	(7.5)	(7,109)	(4.9)
Income Passed Through to Non-Controlling Interests	-	-	(9,184)	(8.9)	(9,184)	(6.3)
Dividends From Subsidiary Corp	600	1.4	1,475	1.4	2,075	1.4
Changes in Unrecognized Tax Benefits	-	-	-	-	-	-
Other Adjustments	-	-	-	-	-	-
Effective Tax Rate	$9,352	22.2%	$13,675	13.3%	$23,027	15.9%

(1)
State taxes in Massachusetts, New York State and New York City made up the majority (greater than 50 percent) of the tax effect in this category.

The following table reconciles the U.S. federal statutory tax rate to the effective income tax rate for the year ended December 31, 2024 and from the Date of Formation to December 31, 2023, respectively:

	For the year ended December 31, 2024			For the period from April 3, 2023 (date of formation) to December 31, 2023
	Series I	Series II	Total	Series I	Series II	Total
U.S. Federal statutory tax rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Income Passed Through not subject to tax	-	(5.2)	3.8	-	(6.2)	(6.2)
State and local income taxes (net of federal tax benefit)	3.7	3.8	(3.9)	-	-	-
Other	(0.9)	(0.7)	(0.7)	1.2	(1.0)	0.2
Effective Income tax rate	23.8%	18.9%	20.2%	22.2%	13.8%	15.0%

The Company’s cash paid for taxes for the year ended December 31, 2025, included in the consolidated statements of cash flows, consists of the following:

	For the year ended December 31, 2025
	Series I	Series II	Total
Federal	$-	$255	$255
State and Local	144	394	538
Cash paid for taxes(1)	$144	$649	$793

State and Local
New York State and City	$104	$273	$377
Massachusetts	32	47	79
Others States	8	74	82
Total State & Local	$144	$394	$538

(1)
Cash paid for taxes above does not include tax credit payments made during 2025. For the year ended December 31, 2025, Series I, Series II and the Company paid tax credits of $3,758, $6,149, and $9,907, respectively.

The following table represents significant components of the Company’s deferred tax assets and liabilities:

	For the year ended December 31, 2025			For the year ended December 31, 2024
	Series I	Series II	Total	Series I	Series II	Total
Deferred tax assets:
Unrealized appreciation from investments	$-	$-	$-	$-	$-	$-
Deferred tax liabilities:
Unrealized appreciation from investments	$7,597	$13,435	$21,032	$2,299	$5,455	$7,754

In evaluating the realizability of deferred tax assets, the Company assesses whether it is more likely than not that some portion, or all, of the deferred tax assets, will be realized. The Company considers, among other things, the generation of future taxable income (including reversals of deferred tax assets) during the periods in which the related temporary differences will become deductible. As of December 31, 2025 and 2024, the Company had no gross deferred tax assets and therefore, no valuation allowance is necessary.

10.
Financial Highlights

The following are the financial highlights for the year ended December 31, 2025:

	Series I	Series I	Series I	Series I	Series I
	A-II Shares	F-I Shares	E Shares	I Shares	S Shares
Per Share Data:
Net asset value at beginning of period	$26.73	$26.55	$26.88	$-	$-
Proceeds from issuance of shares	-	-	-	26.71	26.71
Distributions declared (1)	(0.83)	(0.82)	(0.83)	(0.82)	(0.82)
Net investment income (2)	0.33	0.07	0.58	(0.35)	0.02
Net realized and unrealized gain/(loss) (3)	1.83	1.85	1.81	2.13	1.75
Net increase (decrease) in net assets resulting from operations	$2.16	$1.92	$2.39	$1.78	$1.77
Net asset value at end of period	$28.06	$27.65	$28.44	$27.67	$27.66
Shares outstanding at end of period	13,598,460	2,747,440	10,128	2,011,856	110
Weighted average shares outstanding	11,343,265	2,160,866	8,865	945,063	110

Ratio/Supplemental Data:
Net assets at end of period	$381,566	$75,955	$288	$55,676	$3
Ratio to average net assets (4)
Total expenses before expense support/reimbursement, special fee offset and after performance fees (5),(6)	1.97%	2.85%	1.03%	3.73%	3.33%
Total expenses after expense support/reimbursement, special fee offset and after performance fees (5),(6)	1.74%	2.60%	0.86%	3.51%	3.05%
Total expenses after expense support/reimbursement, special fee offset and before performance fees (5),(6)	1.18%	1.58%	0.86%	1.84%	1.80%
Net investment income (5),(6)	1.20%	0.26%	2.10%	-1.28%	0.06%
Total return (7)	8.16%	7.32%	9.05%	6.78%	6.72%

	Series II	Series II	Series II	Series II	Series II
	A-II Shares	F-I Shares	E Shares	I Shares	S Shares
Per Share Data:
Net asset value at beginning of period	$26.88	$26.69	$27.03	$-	$-
Proceeds from issuance of shares	-	-	-	26.88	26.88
Distributions declared (1)	(0.83)	(0.83)	(0.84)	(0.83)	(0.83)
Net investment income (2)	0.56	0.28	0.78	(0.02)	0.24
Net realized and unrealized gain/(loss) (3)	1.83	1.88	1.86	2.05	1.77
Net increase (decrease) in net assets resulting from operations	$2.39	$2.16	$2.64	$2.03	$2.01
Net asset value at end of period	$28.44	$28.02	$28.83	$28.08	$28.06
Shares outstanding at end of period	40,151,313	2,415,511	54,269	394,865	110
Weighted average shares outstanding	33,330,774	1,739,852	39,209	196,635	110

Ratio/Supplemental Data:
Net assets at end of period	$1,142,019	$67,681	$1,565	$11,088	$3
Ratio to average net assets (4)
Total expenses before expense support/reimbursement, special fee offset and after performance fees (5),(6)	1.94%	2.83%	1.00%	3.62%	3.29%
Total expenses after expense support/reimbursement, special fee offset and after performance fees (5),(6)	1.73%	2.59%	0.86%	3.43%	3.03%
Total expenses after expense support/reimbursement, special fee offset and before performance fees (5),(6)	1.17%	1.56%	0.86%	1.84%	1.79%
Net investment income (5),(6)	2.06%	1.03%	2.80%	-0.08%	0.89%
Total return (7)	9.01%	8.17%	9.90%	7.66%	7.57%

	Total	Total	Total	Total	Total
	A-II Shares	F-I Shares	E Shares	I Shares	S Shares
Per Share Data:
Net asset value at beginning of period	$26.85	$26.61	$27.00	$-	$-
Proceeds from issuance of shares	-	-	-	26.79	26.79
Distributions declared (1)	(0.83)	(0.83)	(0.83)	(0.83)	(0.83)
Net investment income (2)	0.50	0.16	0.74	(0.29)	0.13
Net realized and unrealized gain/(loss) (3)	1.83	1.88	1.86	2.07	1.77
Net increase (decrease) in net assets resulting from operations	$2.33	$2.04	$2.60	$1.78	$1.90
Net asset value at end of period	$28.35	$27.82	$28.77	$27.74	$27.86
Shares outstanding at end of period	53,749,773	5,162,951	64,397	2,406,721	220
Weighted average shares outstanding	44,674,039	3,900,718	48,074	1,141,698	220

Ratio/Supplemental Data:
Net assets at end of period	$1,523,585	$143,636	$1,853	$66,764	$6
Ratio to average net assets (4)
Total expenses before expense support/reimbursement, special fee offset and after performance fees (5),(6)	1.95%	2.84%	1.01%	3.71%	3.31%
Total expenses after expense support/reimbursement, special fee offset and after performance fees (5),(6)	1.73%	2.60%	0.86%	3.50%	3.04%
Total expenses after expense support/reimbursement, special fee offset and before performance fees (5),(6)	1.17%	1.57%	0.86%	1.84%	1.80%
Net investment income (5),(6)	1.84%	0.60%	2.67%	-1.07%	0.47%
Total return (7)	8.79%	7.72%	9.77%	6.92%	7.15%

(1)
The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transaction (refer to Note 5. Notes Payable).
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
(7)
The total return is calculated for each share class as the change in the NAV for such share class during the period plus any distributions per share declared in the period, and assumes all distributions are reinvested in accordance with the DRIP. Amounts are not annualized and are not representative of total return as calculated for purposes of the Performance Fees as described in Note 6. Related Party Considerations. The Company, Series I and Series II’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by Shareholders in the purchase of the Company, Series I and Series II’s shares.

The following are the financial highlights for the year ended December 31, 2024:

	Series I	Series I	Series I	Series II	Series II	Series II	Total	Total	Total
	A-II Shares	F-I Shares	E Shares	A-II Shares	F-I Shares	E Shares	A-II Shares	F-I Shares	E Shares
Per Share Data:
Net asset value at beginning of period	$25.25			$25.28	$-	$-	$25.27	$-	$-
Proceeds from issuance of shares	-	25.99	25.85	-	26.19	26.19	-	26.08	26.13
Distributions declared (1)	(0.67)	(0.67)	(0.54)	(0.67)	(0.67)	(0.54)	(0.67)	(0.67)	(0.54)
Net investment income (2)	0.66	0.22	0.47	0.80	0.26	0.50	0.77	0.24	0.50
Net realized and unrealized gain/(loss) (3)	1.49	1.01	1.10	1.47	0.91	0.88	1.48	0.96	0.91
Net increase (decrease) in net assets resulting from operations	$2.15	$1.23	$1.57	$2.27	$1.17	$1.38	$2.25	$1.20	$1.41
Net asset value at end of period	$26.73	$26.55	$26.88	$26.88	$26.69	$27.03	$26.85	$26.61	$27.00
Shares outstanding at end of period	8,109,427	1,154,705	4,262	24,755,955	999,415	19,052	32,865,382	2,154,120	23,314
Weighted average shares outstanding	5,171,769	427,300	3,736	16,305,952	294,738	11,633	21,477,721	722,038	15,368

Ratio/Supplemental Data:
Net assets at end of period	$216,781	$30,652	$115	$665,553	$26,678	$515	$882,334	$57,330	$630
Annualized ratio to average net assets (4)
Total expenses before expense support and after performance fees (5),(6)	2.73%	3.67%	1.39%	2.75%	3.66%	1.30%	2.74%	3.66%	1.32%
Total expenses after expense support and after performance fees (5),(6)	1.72%	2.79%	0.84%	1.71%	2.93%	0.82%	1.71%	2.85%	0.82%
Total expenses after expense support and before performance fees (5),(6)	1.09%	1.54%	0.84%	1.09%	1.61%	0.82%	1.09%	1.57%	0.82%
Net investment income (5),(6)	2.55%	0.83%	4.24%	3.09%	1.01%	4.31%	2.96%	0.90%	4.30%
Total return (7)	8.63%	7.87%	6.62%	9.12%	8.36%	6.90%	9.00%	8.06%	6.84%

(1)
The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transaction.
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
(7)
The total return is calculated for each share class as the change in the NAV for such share class during the period plus any distributions per share declared in the period, and assumes any distributions are reinvested in accordance with the DRIP. Amounts are not annualized and are not representative of total return as calculated for purposes of the Performance Fees as described in Note 6. Related Party Considerations. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by Shareholders in the purchase of the Company’s shares.

The following are the financial highlights for the period from April 3, 2023 (Date of Formation) to December 31, 2023:

	Series I	Series II	Total
	A-II Shares	A-II Shares	A-II Shares
Per Share Data:
Net asset value at beginning of period	$-	$-	$-
Proceeds from issuance of shares	25.03	25.03	25.03
Net investment income (1)	0.18	0.20	0.20
Net realized and unrealized gain/(loss) (2)	0.04	0.05	0.04
Net increase (decrease) in net assets resulting from operations	$0.22	$0.25	$0.24
Net asset value at end of period	$25.25	$25.28	$25.27
Shares outstanding at end of period	1,851,311	8,468,437	10,319,748
Weighted average shares outstanding	1,496,289	6,909,474	8,405,763

Ratio/Supplemental Data:
Net assets at end of period	$46,741	$214,045	$260,786
Annualized ratio to average net assets (3)
Total operating expenses before expense support and after performance fees (4),(5)	6.38%	6.41%	6.40%
Total operating expenses after expense support and after performance fees (4),(5)	0.58%	0.58%	0.58%
Total operating expenses after expense support and before performance fees (4),(5)	0.51%	0.51%	0.51%
Net investment income (4),(5)	6.11%	6.21%	6.20%
Total return (6)	0.99%	1.10%	1.08%

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
(6)
The total return is calculated for each share class as the change in the NAV for such share class during the period plus any distributions per share declared in the period, and assumes any distributions are reinvested in accordance with the DRIP. Amounts are not annualized and are not representative of total return as calculated for purposes of the Performance Fees as described in Note 6. Related Party Considerations. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by Shareholders in the purchase of the Company’s shares.

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

12.
Subsequent Events

Management has evaluated subsequent events and determined to disclose the following subsequent events and transactions.

January Financial Update

As of January 2, 2026, the Company issued and sold the following unregistered shares of the Company to third party investors for cash:

Type	Number of Shares Sold	Aggregate Consideration
Series I
A-II Shares (1)	181,149	$5,083
F-I Shares	115,275	3,187
E Shares	879	25
I Shares	94,132	2,605
Series II
A-II Shares	1,074,575	$30,564
F-I Shares	13,384	375
I Shares	31,606	888

(1)
Includes an aggregate of 3,655 shares of Series I A-II shares that were exchanged from an aggregate of 3,606 shares of Series II A-II shares.

On January 12, 2026, certain subsidiaries of Series I, Series II and the Company entered into a $400 million revolving credit agreement with Sumitomo Mitsui Banking Corporation as administrative agent, letter of credit issuer and lead arranger and U.S. Bank Trust Company as collateral trustee, with availability that may be increased and an initial maturity date of January 12, 2029. Under the agreement, advances will bear interest at (i) the term Secured Overnight Financing Rate (SOFR) plus a spread of 2.95% or (ii) certain alternative rates made available to the Borrowers under the terms of the Agreement.

February Financial Update

As of February 2, 2026, the Company issued and sold the following unregistered shares of the Company to third party investors for cash:

Type	Number of Shares Sold	Aggregate Consideration
Series I
A-II Shares	342,543	$9,636
F-I Shares	902	25
I Shares (1)	132,822	3,685
Series II
A-II Shares	963,237	$27,488
F-I Shares	24,970	702
E Shares	415	12
I Shares	28,059	791

(1)
Includes an aggregate of 88,560 shares of Series I I shares that were exchanged from an aggregate of 87,213 shares of Series II I shares.

March Financial Update

As of March 2, 2026, the Company issued and sold the following unregistered shares of the Company to third party investors for cash:

Type	Number of Shares Sold	Aggregate Consideration
Series I
A-II Shares	240,964	$6,818
F-I Shares	27,816	775
E Shares	1,847	53
I Shares	42,155	1,175
Series II
A-II Shares	999,149	$28,702
F-I Shares	20,664	584
E Shares	3,432	100
I Shares	23,174	657

Distribution Reinvestment Plan

On January 26, 2026, pursuant to the DRIP, the Company issued approximately 8,264 Series I A-II Shares, approximately 7,874 Series I F-I Shares, approximately 8,985 Series I I Shares, approximately 76 Series I E Shares, approximately 45,412 Series II A-II Shares, approximately 12,938 Series II F-I Shares, approximately 2,379 Series II I Shares, and approximately 324 Series II E Shares for an aggregate consideration of $2,432.

Share Repurchases

On February 17, 2026, the Company repurchased approximately 68,326 Series I A-II Shares, approximately 12,255 Series I F-I Shares, approximately 5,116 Series I I Shares, approximately 175,024 Series II A-II Shares, approximately 3,637 Series II I Shares and approximately 783 Series II E Shares of the Company for an aggregate purchase price of $7,501.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company and the Series maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2025 our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework that was issued in 2013. Based on its assessment, our management has concluded that, as of December 31, 2025, our internal control over financial reporting is effective.

Certifications

The Certifications of the Principal Executive Officer and Principal Financial Officer of the Company required by Section 302 and Section 906 of the Sarbanes-Oxley Act, which are filed or furnished as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Annual Report on Form 10-K,are applicable to each Series individually and to the Company as a whole.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

None.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance

Overall responsibility for the Company’s and each Series’ oversight rests with the Board. To the extent permitted by applicable law, the Board may delegate any of its rights, powers and authority to, among others, any committee of the Board, the officers of the Company or the Operating Manager. The Board consists of eight members, four of whom are independent directors, as such term is defined in Section 303A.02 of the New York Stock Exchange Listed Company Manual.

The Company’s executive officers (pursuant to a delegation of authority from the Board), and in certain instances the Board or a committee of the Board, are responsible for making capital allocation and acquisition decisions proposed by the Operating Manager. With the oversight of the Board, our executive officers oversee the management and control of the Company’s Infrastructure Assets.

Board of Directors and Executive Officers

Information regarding the Board and executive officers are set forth below:

Name	Age	Position	Position Held Since
Olivia Wassenaar	46	Chair of the Board	2023
Harry Seekings	52	Chief Executive Officer, Head of Investments and Director	2024(1)
Andrew Berg	48	Chief Operating Officer and Director	2025
David Cohen	39	President and Director	2023
N. John Lancaster	57	Independent Director	2023
Christine Benson Schwartzstein	45	Independent Director	2023
David Small	61	Independent Director	2023
Francis Sacr	59	Independent Director	2024
Yvette Novo	53	Chief Financial Officer, Treasurer and Secretary	2023

(1)
Mr. Seekings was appointed as the Head of Investments of the Company effective as of August 1, 2025.

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

Biographical Information

Directors

Olivia Wassenaar. Ms. Wassenaar is the Chair of the Board. Ms. Wassenaar is a Partner at Apollo, Head of Sustainability and Infrastructure. Prior to joining Apollo in 2018, Ms. Wassenaar was a Managing Director at Riverstone Holdings and was previously a member of the Investment Banking division of Goldman Sachs. Ms. Wassenaar also serves on the boards of directors of Apterra Infrastructure Capital LLC, AP Shale Logistics Holdco LLC (a.k.a. Tidewater Logistics Operating, LLC), FlexGen Power Systems, Inc. and Takkion Group LLC. During the past five years, Ms. Wassenaar also served as a director of TOPS Holdings, LLC, Spartan Acquisition Corp. III, Talos Energy Inc., Pegasus Optimization Partners, LLC, LifePoint Health, Inc., Jupiter Resources Ltd., High Road Resources, LLC (f.k.a. American Petroleum Partners, LLC), Spartan Acquisition Corp. II, Momentum Minerals II, LLC, Graanul Invest AS, Arconic Corporation and the parent entity of Energos Infrastructure. Ms. Wassenaar also serves as a Trustee at the School of American Ballet and The Brearley School. She received her AB, magna cum laude from Harvard College and an MBA from the Wharton School at the University of Pennsylvania. We believe Ms. Wassenaar’s significant experience executing infrastructure transactions across the globe and building sustainable infrastructure and natural resources investment platforms makes her a valuable member of the Board.

Harry Seekings. Mr. Seekings is the Chief Executive Officer, Head of Investments and a director of AIC. Mr. Seekings has had a 27 year career in infrastructure, principally as an investor but also in advisory and debt capital markets. He joined Apollo Global Management, Inc. in 2024 as a Partner and additionally holds the roles of Chair and Head of Infrastructure Equity within Apollo Infrastructure Group. Prior to joining Apollo, Mr. Seekings spent 24 years at InfraRed Capital Partners (and its predecessors) where he most recently served as Senior Advisor, and prior to that role, as Managing Partner and Head of Infrastructure. Mr. Seekings currently serves on the board of directors of CEPRO, and also serves as an Independent Member of the Estates Committee at Jesus College, Oxford. Mr. Seekings graduated with honors from University of Oxford with a BA in Modern History and from University of Cambridge with a MPhil in European Studies. We believe Mr. Seekings’ significant experience executing infrastructure transactions and managing infrastructure equity investments makes him a well-qualified member of the Board.

Andrew Berg. Mr. Berg is the Chief Operating Officer and a director of AIC. Mr. Berg is Managing Director and Chief Operating Officer for Apollo’s Sustainability & Infrastructure Group. Prior to joining Apollo in 2019, Mr. Berg was a Managing Director with BlackRock, where he spent 13 years serving in various roles including Co-Head of the Alternative Solutions Group, Head of EMEA Corporate Strategy and Corporate Development, and a Managing Director in the Americas corporate strategy and corporate development team. Mr. Berg graduated with a BA from Colorado College with a degree in Philosophy and received his MS from Cornell University in Applied Economics and Management. We believe Mr. Berg’s significant experience executing infrastructure transactions across the globe and managing alternative investments makes him a valuable member of the Board.

David Cohen. Mr. Cohen is the President and a director of AIC. Mr. Cohen is a Partner within the Infrastructure group at Apollo. He is responsible for sourcing, executing and managing the firm’s infrastructure equity investments across various subsectors. Prior to joining Apollo in 2020, Mr. Cohen spent 12 years at Goldman Sachs where he most recently was an investment professional in the Merchant Banking Division, investing out of the firm’s infrastructure funds. Mr. Cohen currently serves on the boards of directors of Watco, GFL Environmental Services, Modern Aviation, Intermodal Tank Transport, and Primafrio. He previously served on the boards of directors of IonicBlue and Parallel Infrastructure, as well as Red de Carreteras de Occidente and Restaurant Technologies before joining Apollo. Mr. Cohen also serves on the board of the First Tee - Metropolitan New York. Mr. Cohen graduated with high honors from Lehigh University with a BS in Finance and Accounting. We believe Mr. Cohen’s significant experience executing infrastructure transactions across the globe and managing infrastructure equity investments makes him a valuable member of the Board.

N. John Lancaster. Mr. Lancaster is an independent director of AIC. Mr. Lancaster is currently a Partner with Black Bay Partners, LLC, a private equity firm focused on strategic growth equity investments within the energy industry and related chemical and industrial sectors. He has had a 25 year career as an investment professional with expertise in PE Fund management and investing across all key segments of the energy and power industry and related industrial companies. Before joining Black Bay, Mr. Lancaster was the Managing Partner of Oyster Creek, LLC, a Partner at Riverstone Holdings, LLC and a Director at the Beacon Group LLC. Mr. Lancaster began his career as an investment banker and equity research analyst at Bankers Trust and Credit Suisse First Boston. He has been an investor, advisor, and Board member for over 30 public and private companies in the United States and abroad, ranging from start-up to multi-billion-dollar enterprises. Previous public company board roles include Cobalt International Energy, Inc., Crestwood Equity Partners LP, Oasis Petroleum Inc., Liberty Energy, Inc., and Magellan Midstream Partners, L.P. Mr. Lancaster received a B.A. in Business Administration from the University of Texas at Austin and a Master of Business Administration from Harvard University. We believe Mr. Lancaster’s extensive experience across the energy and power industry and his experience serving on numerous public and private boards make him a well-qualified member of the Board.

Christine Benson Schwartzstein. Ms. Benson is an independent director of AIC. Ms. Benson currently serves on the boards of directors of Talen Energy (NASDAQ: TLN), where she also serves on the Risk Oversight Committee and the Nominating and Corporate Governance Committee and Delek US Holdings, Inc. (NYSE: DK), where she also serves on the EHS Committee and the Technology Committee. Ms. Benson previously served as a Director of Just Energy (U.S.) Corp until the company was sold in July 2025. She has over 20 years of experience in natural resources, clean energy, commodity markets, risk management, capital markets, and principal investing. She previously served as a member of Orion Infrastructure Capital’s Senior Advisory Board after retiring as a Managing Director and Investment Principal in 2022. Before joining Orion Infrastructure Capital, Ms. Benson spent 17 years in various roles at Goldman Sachs (NYSE: GS). Most recently, she was a Managing Director in the Financing Group on the Structured Finance and Risk Management team in the Investment Banking Division; there she was responsible for the firm’s commodity structured finance efforts within Investment Banking. Prior to that, Ms. Benson was a Managing Director on the Energy Sales and Structuring teams in the Securities Division. She began her career at Goldman Sachs in 2004 as an analyst on the Energy team. Ms. Benson has served as co-chair of a Harvard School Committee in New York City since 2017. She has served on the boards of several community organizations including the Board of Directors for the Women’s Energy Network—Greater New York City Chapter and the Board of Greenwich PTA Council. Ms. Benson received an A.B. in Earth and Planetary Sciences, magna cum laude, from Harvard University in 2004. We believe Ms. Benson’s extensive natural resources risk management and capital markets experiences, as well as her various roles in finance, make her a well-qualified member of the Board.

David Small. Mr. Small is an independent director of AIC. Mr. Small retired from Verizon Communications after a 31 year career in a number of senior executive roles. Mr. Small was Executive Vice President of Global Field Operations and Assurance from 2016 to 2019, and was responsible for leading field construction and operations employees for the Verizon Wireless, Telecom and Business networks across the globe. Prior to this role, Mr. Small was the Executive Vice President and Chief Operating Officer of Verizon Wireless. Prior to this, Mr. Small was Chief Platform Officer of Verizon, Chief Technology Officer of Verizon Wireless, and President of Verizon’s wholesale business. Earlier in his career he had many engineering, marketing, sales, and operational roles at Verizon and predecessor companies. Mr. Small currently serves as a senior operating partner of Snowhawk (since May 2022). Mr. Small is also on the board of KidsPeace and serves on the Finance and Governance Committees. He previously served on the board of directors of Hylan Datacom from May 2020 to January 2022. Mr. Small received his Bachelor’s degree in Mechanical Engineering from Purdue University, and his Master of Business Administration from Ball State University. We believe Mr. Small’s experience in building, operating and maintaining large global infrastructure networks, and his experience across various operations, technology and business unit domains make him a well qualified member of the Board.

Francis Sacr. Mr. Sacr is an independent director of AIC. Mr. Sacr has had a 30 year career as an infrastructure investment professional, with expertise in large infrastructure project finance and public private partnerships. Mr. Sacr joined Société Générale in 1994, working on energy, water, rail, highway, port, and airport projects primarily in North America. He led the Société Générale’s Americas infrastructure team, advising on and lending to large infrastructure projects across the region. After leaving Société Générale in 2017, Mr. Sacr joined the Gateway Development Commission in New York as Chief Financial Officer and Interim Executive Director. After leaving the public sector in 2023, Mr. Sacr founded his own infrastructure consulting firm, Lorne Infrastructure LLC, where he is currently Principal. Mr. Sacr also serves as the Senior Strategic Advisor to the CEO and Chairman of LAZ Karp Associates LLC. Mr. Sacr received degrees in Commerce and Law from the University of Melbourne. We believe Mr. Sacr’s extensive experience in the public and private sectors of the infrastructure industry and financial expertise make him a well-qualified member of the Board.

Executive Officers

Mr. Seekings is the Chief Executive Officer of AIC, Mr. Berg is the Chief Operating Officer of AIC and Mr. Cohen is the President of AIC. For Mr. Seekings, Mr. Berg, and Mr. Cohen’s biographies, please see “—Directors.”

Yvette Novo. Ms. Novo is the Chief Financial Officer of AIC. Ms. Novo is a Principal on the Finance Team of Apollo Infrastructure Group, having joined Apollo in 2010, with responsibility over the financial reporting and operational oversight of the private infrastructure funds and previously was responsible for the management of certain of the firm’s private real estate funds. Prior to that time, Ms. Novo was a Vice President within the Finance and Operations team at Citi Property Investors within Citigroup, responsible for overseeing the accounting and administration of their Citi-sponsored real estate funds. Prior to that, Ms. Novo was an associate at Imowitz Koenig and prior to that an accountant at Kraft Haiken & Bell (a firm that since merged with Gettry Marcus). Ms. Novo graduated from the City University of New York at Queens College with a BA in both Economics and Accounting.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a class of our registered voting securities, if any, to file initial reports of ownership and reports of changes in ownership with the SEC. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons, we believe that, with respect to the year ended December 31, 2025, such persons complied with all such filing requirements, except that a Form 4 for Mr. Berg reporting one transaction was inadvertently filed late with respect to a December 2025 purchase of Shares.

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

None of the Company’s executive officers receive direct compensation from the Company. In the future, our executive officers may receive compensation from us in the form of E Shares but will not otherwise receive direct compensation from us. The Company does not grant stock options (or similar equity awards) to its executive officers. Our executive officers received no E Shares for the year ended December 31, 2025. We do not determine the form and amount of compensation and benefits awarded by Apollo to our executive officers. We reimburse the Operating Manager and/or their affiliates for Company expenses incurred on our behalf, which can include the compensation, overhead (including rent, office equipment and utilities) and other expenses incurred, charged or specifically attributed or allocated by the Operating Manager and/or their affiliates in performing administrative and/or accounting services for the Company or any Infrastructure Asset (including but not limited to our Chief Financial Officer, legal and compliance, finance, accounting, operations, investor relations, tax, valuation and internal audit personnel and other non-investment professionals that provide services to the Company). See “Item 1. Business—Operating Agreement” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Compensation of Directors

Our directors who are not independent directors may receive compensation from us in the form of E Shares but will not otherwise receive direct compensation from us. Our directors who are not independent received no E Shares for the year ended December 31, 2025. We expect to pay each independent director annual compensation in the amount of $150 per year, consisting of (a) $100 in cash, quarterly in arrears, together with (b) restricted E Shares with an aggregate value of $50 based on the then current per Share transaction price of our E Shares at the time of grant. We expect to pay the Chair of the Audit Committee an additional annual fee of $10, paid in cash. Restricted stock grants will generally vest one year from the date of grant. Upon the declaration of a dividend payable to holders of E Shares, our directors will receive dividend payments on restricted E Shares they hold to the same extent, and in the same per share amounts, as other holders of E Shares. We are also authorized to pay the reasonable out-of-pocket expenses of each independent director incurred by such director in connection with the fulfillment of his or her duties as an independent director. Our directors who are affiliated with Apollo, including the Operating Manager, do not receive additional compensation for serving on the Board or any committees thereof. Accordingly, Ms. Wassenaar, Mr. Seekings, Mr. Berg and Mr. Cohen did not receive compensation for their services as directors during fiscal year 2025.

The following table sets forth the compensation earned by our independent directors for the year ended December 31, 2025 ($ in thousands):

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Total
N. John Lancaster	$110	$50	$160
Francis Sacr	100	50	150
Christine Benson Schwartzstein	100	50	150
David Small	100	50	150
(1)
Amounts in this column represent the pro-rated portion of annual Board and Audit Committee Chair fees earned in 2025.
(2)
Amounts in this column represent the aggregate grant date fair value of awards granted in 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 30, 2026, information with respect to the beneficial ownership of our Shares by:

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

Name and Address	Number of Series I E Shares Beneficially Owned	Percent of Series I E Shares Beneficially Owned	Number of Series II E Shares Beneficially Owned	Percent of Series II E Shares Beneficially Owned
Directors and Executive Officers(1)
Christine Benson Schwartzstein(2)	—	—	3,760	6.9%
David Cohen	—	—	—	0.0%
N. John Lancaster(3)	—	—	3,872	7.1%
Yvette Novo	—	—	—	0.0%
Francis Sacr	—	—	3,823	7.0%
Harry Seekings	—	—	—	0.0%
David Small	—	—	3,760	6.9%
Andrew Berg	—	—	14,681	27.1%
Olivia Wassenaar	—	—	—	0.0%
All directors and executive officers as a group (nine persons)	—	—	29,896	55.0%
(1)
The business address of each director and executive officer is c/o Apollo Infrastructure Company LLC, 9 West 57th Street, 42nd Floor, New York, New York 10019.
(2)
Represents 3,760 shares held indirectly though CPMGS, LLC. Ms. Benson is the sole member of CPMGS, LLC. Ms. Benson has sole investment power over such shares. Such shares do not have voting rights.
(3)
Represents 3,872 shares held indirectly though Oyster Creek LLC. Mr. Lancaster is the sole member of Oyster Creek LLC. Mr. Lancaster has sole investment power over such shares. Such shares do not have voting rights.

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

The Company does not have any equity compensation plans other than the Restricted Share Plan.

The following table presents certain information about the Company’s equity compensation plans as of December 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by shareholders	—	—	—
Equity compensation plans not approved by shareholders	—	—	32,285
Total	—	—	32,285

Item 13. Certain Relationships and Related Transactions, and Director Independence

Infrastructure Assets

On May 14, 2024, the Company acquired an additional indirect interest in Novus Holdings Parent, L.P. from an affiliate of the Operating Manager for an aggregate amount of $11,099.

On March 28, 2025, the Company acquired indirect interests in CN Jackalope Holdings LLC, Caledonia Holdings LLC, Tawhiri Power Holdings LLC, and Pipeline Funding Company LLC from a fund managed by an affiliate of the Operating Manager for an aggregate amount of $149,711.

On April 29, 2025, the Company partially sold its position in CN Jackalope Holdings LLC to a fund managed by an affiliate of the Operating Manager for an aggregate amount of $20,000.

On October 17, 2025, the Company sold its position in AP Grange Subordinated Notes to a fund managed by an affiliate of the Operating Manager for an aggregate amount of $2,433.

Operating Agreement

The Company and the Operating Manager entered into the Operating Agreement, pursuant to which the Operating Manager is entitled to receive the Management Fee and Performance Fee. See Note 6. Related Party Considerations.

Operating Expenses and Organizational and Offering Expenses

The Company incurred certain Operating Expenses and Organizational and Offering Expenses related to services provided by personnel of the Operating Manager and/or its affiliates. For the year ended December 31, 2025, these expenses were $578, $1,421, and $1,999 for Series I, Series II and the Company, respectively. For the year ended December 31, 2024, these expenses were $519, $1,585, and $2,104 for Series I, Series II and the Company, respectively. These Expenses are included in general and administration expenses in the Consolidated Statements of Operations; and also in the due to Operating Manager and other accrued expenses and liabilities in the Consolidated Statements of Assets and Liabilities.

Expense Support Agreement

On June 15, 2023, the Company entered into the Expense Support Agreement with the Operating Manager pursuant to which the Operating Manager may elect to pay certain Expense Supports. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Operating Manager elected to provide Expense Support of $117, $319, and $436 incurred by Series I, Series II and the Company, respectively, for the year ended December 31, 2025.

The Operating Manager elected to provide Expense Support of $1,096, $3,423, and $4,519 incurred by Series I, Series II and the Company, respectively, for the year ended December 31, 2024.

For the year ended December 31, 2025, the Company reimbursed the Operating Manager for $44, $106, and $150 for previously provided Expense Support related to Series I, Series II, and the Company, respectively.

For the year ended December 31, 2024, and for the period from the Date of Formation to December 31, 2023, the Company did not reimburse the Operating Manager for any previously provided Expense Support related to Series I, Series II, or the Company, respectively.

As of December 31, 2025, Series I, Series II and the Company had an outstanding amount payable to the Operating Manager of $2,434, $5,753 and $8,187, respectively, for payments made on their behalf.

As of December 31, 2024, Series I, Series II and the Company had an outstanding amount payable to the Operating Manager of $2,047, $5,713 and $7,760, respectively, for payments made on their behalf.

Issuance of A-II Shares to an Affiliate of Apollo

An affiliate of Apollo was issued 1,992,619 of A-II Shares within Series II on December 1, 2023 for an aggregate consideration of $50,000. The affiliate was also issued 1,849,495 of A-II Shares within Series II on April 1, 2025 for an aggregate consideration of $50,000. The said affiliate elected to reinvest its distributions. In connection with the distribution reinvestment, the Company issued 89,627 A-II shares within Series II in lieu of cash for the distributions paid during the year ended December 31, 2025.

An affiliate of Apollo was issued 1,523,194 of A-II Shares in Series II on October 1, 2024 for an aggregate consideration of $40,000. The said affiliate elected to reinvest its distributions. In connection with the distribution reinvestment, the Company issued 46,316 A-II shares within Series II in lieu of cash for the distributions paid during the year ended December 31, 2025.

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

As of December 31, 2025, neither Series paid the Dealer Manager for any annual distribution fees, shareholder servicing fees, upfront selling commission or dealer manager fees.

Relationship with Certain Affiliate Loan Service Providers

Apterra and Apollo Capital Solutions, each an affiliate of Apollo, and other affiliates of the Company engage in loan origination, transaction structuring and warehousing and syndication services and similar arrangements provided to borrowers, loan syndicates and others. From time to time, such service providers provide these services to Infrastructure Assets that the Company acquires or to lending syndicates in which the Company participates, and will generally be entitled to servicing, agent, structuring or other fees or expense reimbursements for such services. Such services include, or are expected to include, sourcing of loans, due diligence of loans and general structuring, servicing, syndication and administration services in respect of loans or loan portfolios. Any such fees received by Apollo or such affiliated service providers from the Company’s Infrastructure Assets will not be shared with the Company or attributable to, or for the benefit of, the Company. For the year ended December 31, 2025, affiliates of the Company received aggregate fees of $118,105 for services as loan service providers.

Apollo Carry Award Plan

From time to time, Apollo has compensated and may continue to compensate certain of its employees, who also may serve as our directors and officers, using carry award plans established by Apollo. Some of those plans may include metrics that are tied to our performance. We understand from Apollo that certain of our directors and officers participate in at least one such plan whose metrics are tied to our performance.

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

We are subject to conflicts of interest arising out of our relationship with Apollo, including the Operating Manager and its affiliates. Additionally, the compensation arrangements of the Operating Manager or its affiliates and their personnel (including certain of their personnel who also serve as officers and/or directors of the Company) could influence the Operating Manager’s services to us. The Company has established policies and procedures, including the adoption of a Conflicts of Interest and Related Party Transactions Policy, consistent with the LLC Agreement, that allows the Company to address some types of conflicts by seeking the approval of the Board or a committee of the Board consisting of independent directors, which is initially the Audit Committee, provided that any transaction that is identified in Section 15.1 of the LLC Agreement will be deemed to be approved by Shareholders. When the Audit Committee considers a matter, including those referred to it by the Operating Manager or an affected director or executive officer, where required by our Conflicts of Interest and Related Party Transactions Policy or applicable law, it will determine if the potential conflict is a related party transaction and, if so, if the resolution of the conflict is fair and reasonable to the Company. For example, transactions in which the Company is a participant and any “related party” (any of our directors, executive officers, shareholders beneficially owning greater than 5% of our voting securities, or immediate family members of any of the foregoing) has a direct or indirect material interest that is required to be disclosed pursuant to Item 404 of Regulation S-K under the Exchange Act, will be approved and/or ratified by the Board or by the Audit Committee or a committee appointed by the Board consisting solely of disinterested directors pursuant to our Conflicts of Interest and Related Party Transactions Policy. Any directors who are involved in such transaction will be recused from all discussions and decisions by the Board, the Audit Committee or other applicable appointed committee. If a potential conflict of interest is not required to be addressed by the Audit Committee by our Conflicts of Interest and Related Party Transactions Policy or applicable law, the resolution of the conflict will depend entirely on the exercise of the Company’s and Operating Manager’s discretion in light of the relevant facts and circumstances at the time, including the immediate and long-term interests of the relevant Apollo Clients, including the Company, the Operating Manager and their respective infrastructure assets, as applicable. The specific weight ascribed to each of the relevant factors is a subjective judgment about which reasonable people may differ, and such judgments will remain in the Company’s and Operating Manager’s complete discretion. For the avoidance of doubt, the Company is not required to and generally does not expect to seek Board or Shareholder approval to manage the conflicts of interest described herein or other potential conflicts of interest that may arise from time to time unless required by applicable law, the LLC Agreement, our Conflicts of Interest and Related Party Transactions Policy, or the Operating Agreement. Furthermore, any prohibition or restriction contained in the LLC Agreement applies only at the Company and Series levels and does not apply to any transaction by an Infrastructure Asset or among Infrastructure Assets. There is no guarantee that the policies and procedures adopted by us, the terms of LLC Agreement, the terms and conditions of the Operating Agreement or the policies and procedures adopted by the Operating Manager, Apollo and their affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest.

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

There is no single standard for determining fair value of private investments and, in many cases, fair value is best expressed as a range of fair values from which a single estimate may be derived. The Operating Manager determines the fair values of unrealized private assets based on the enterprise values at which the applicable asset could be sold in a public offering in orderly dispositions over a reasonable period of time. When determining the enterprise value of an investment, in most cases the Operating Manager uses a market multiple approach that considers a specific financial measure (such as EBITDA, adjusted EBITDA, net income, book value or NAV) that it believes to be customary in the relevant industry. Consideration is also given to such factors as historical and projected financial data for the asset, valuations given to comparable companies, the size and scope of the asset’s operations, the strengths and weaknesses of the asset, expectations relating to shareholders’ receptivity to an offering of the asset’s securities, the size of the Operating Manager’s holding in the asset, information with respect to transactions or offers for the asset’s securities (including the transaction pursuant to which the acquisition of the asset was made and the period of time that has elapsed from the date of the acquisition to the valuation date), industry information and assumptions, general economic and market conditions, indicative guidance from potential underwriters and other factors deemed relevant. Valuations are before giving effect to transaction costs and management fees, incentive compensation or performance fee, taxes, transaction expenses and other expenses to be borne by shareholders in the indicated vehicles, which in the aggregate are expected to be substantial. The effect of such costs and expenses will reduce actual realizations from such valuations. The Operating Manager’s valuations of certain of its vehicles’ holdings in such companies are reviewed by one or more independent valuation firms, which provide third-party valuation assistance in accordance with limited procedures that the Operating Manager identifies and requests it or them to perform. Those procedures do not include an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards in the United States. Such firms are generally not responsible for determining the fair value of any individual asset, and their role is limited to being an advisor and providing additional support to the Operating Manager’s existing valuation policy and process. Based on the results of its application of these limited procedures and its review of relevant information, a substantial amount of which was provided by the Operating Manager’s investment professionals and was assumed to be accurate and complete, including asset valuations, such firms have concluded that the Operating Manager’s valuation of each asset appears to be reasonable. Valuations of assets of the Company may differ from those utilized by third parties based on methodologies different from those employed by other Apollo-managed vehicles.

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

Item 14. Principal Accounting Fees and Services

Independent Auditors

For the years ended December 31, 2025 and 2024 Deloitte & Touche LLP (PCAOB ID No. 34), (“Deloitte”) served as our independent auditor.

Audit and Non-Audit Fees

Aggregate fees billed for the years ended December 31, 2025 and 2024 by our independent registered public accounting firm, Deloitte, were as follows:

	For the year ended December 31, 2025	For the year ended December 31, 2024
Audit fees (1)	$750	$650
Audit-related fees	-	-
Tax fees	-	-
All other fees	-
Total	$750	$650
(1)
Audit fees include amounts billed to us related to annual financial statement audit work and quarterly financial statement reviews.

The Audit Committee of our Board was advised that there were no services provided by Deloitte that were unrelated to the audit of the annual fiscal year-end financial statements and the audit of the financial statements as of and for the years ended December 31, 2025 and 2024 that could impair Deloitte from maintaining its independence as our independent auditor and concluded that it was.

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

Part IV.

Item 15. Exhibits, Financial Statement Schedules

(a) (1)	Financial Statements
See the accompanying Index to Financial Statement Schedule on page 107.

(a) (2)	Financial Statement Schedules
None.

(a) (3)	Exhibits

Exhibit Number	Description

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10 filed with the SEC on June 15, 2023).

3.2	Third Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 7, 2023).

3.3	Series Agreement of Apollo Infrastructure Company LLC – Series I (incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10 filed with the SEC on June 15, 2023).

3.4	Series Agreement of Apollo Infrastructure Company LLC – Series II (incorporated by reference to Exhibit 3.5 to the Registrant’s Form 10 filed with the SEC on June 15, 2023).

4.1	Description of Registrant’s Securities (incorporated by reference to 4.1 of the Registrant’s Annual Report on Form 10-K filed with the SEC on April 1, 2024).

4.2	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10 filed with the SEC on December 19, 2023).

4.3	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10 filed with the SEC on December 19, 2023).

4.4	Share Repurchase Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10 filed with the SEC on December 19, 2023).

10.1	Operating Agreement (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 7, 2023).

10.2	Dealer Manager Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K filed with the SEC on April 1, 2024).

10.3	Expense Support and Conditional Reimbursement Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10 filed with the SEC on August 11, 2023).

10.4	Trademark License Agreement (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 7, 2023).

10.5	Escrow Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10 filed with the SEC on December 19, 2023).

10.6*	Restricted Share Plan for Independent Directors

10.7*	Form of Independent Director Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024).

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2025).

10.9	Revolving Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 16, 2026).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 31, 2025).

21.1	List of Subsidiaries.

31.1	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Apollo Infrastructure Company LLC

/s/ Harry Seekings
Date: March 30, 2026	Harry Seekings
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Harry Seekings
Date: March 30, 2026	Harry Seekings
Chief Executive Officer, Head of Investments and Director
(Principal Executive Officer)

Date: March 30, 2026	/s/ Yvette Novo
Yvette Novo
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Date: March 30, 2026	/s/ Olivia Wassenaar
Olivia Wassenaar
Chair of the Board

Date: March 30, 2026	/s/ Andrew Berg
Andrew Berg
Chief Operating Officer and Director

Date: March 30, 2026	/s/ Christine Benson Schwartzstein
Christine Benson Schwartzstein
Director

Date: March 30, 2026	/s/ David Cohen
David Cohen
President and Director

Date: March 30, 2026	/s/ N. John Lancaster
N. John Lancaster
Director

Date: March 30, 2026	/s/ Francis Sacr
Francis Sacr
Director

Date: March 30, 2026	/s/ David Small
David Small
Director