Form 10-Q
period 2026-03-31
Apollo Infrastructure Co LLC
filed 2026-05-14
CIK 1971381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 14, 2026, the registrant had, (i) with respect to Series I limited liability company interests, 40 V Shares, 14,112,423 A-II Shares, 88,000 E Shares, 2,869,035 F-I Shares, 110 S Shares and 2,499,784 I Shares and (ii) with respect to Series II limited liability company interests, 40 V Shares, 43,980,906 A-II Shares, 57,440 E Shares, 2,479,074 F-I Shares, 110 S Shares and 521,384 I Shares outstanding.

Special Note Regarding Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Quarterly Report on Form 10-Q may include statements as to:

•
our future operating results;
•
our business prospects and the prospects of the Infrastructure Assets (as defined herein) we acquire, control and manage;
•
our ability to raise sufficient capital to execute our potential acquisition and lending strategies;
•
the ability of the Operating Manager (as defined herein) to source adequate acquisition and lending opportunities to efficiently deploy capital;
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

In addition, words such as “anticipate,” “believe,” “expect” and “intend,” and similar words or variations thereof may indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including factors outside of our control. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth elsewhere in this Quarterly Report on Form 10-Q, “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including our latest registration statement on Form 10 under the Exchange Act (the “Registration Statement”). Other factors that could cause actual results to differ materially include, but are not limited to:

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

Part I. Financial Information

Item 1. Financial Statements

Apollo Infrastructure Company LLC

Consolidated Statements of Assets and Liabilities (Unaudited)

(in thousands, except share and per share data)

	as of March 31, 2026 (unaudited)			as of December 31, 2025
	Series I	Series II	Total	Series I	Series II	Total
Assets
Investments at fair value (cost at March 31, 2026 of $477,923; $1,134,490; $1,612,413; and at December 31, 2025 of $433,853; $1,019,236; $1,453,089; respectively)	$518,484	$1,236,431	$1,754,915	$468,403	$1,106,960	$1,575,363
Cash and cash equivalents	47,145	115,343	162,488	58,111	139,281	197,392
Foreign currencies at fair value (cost at March 31, 2026 of $488; $1,164; $1,652; respectively and at December 31, 2025 of $332; $785; $1,117; respectively)	486	1,159	1,645	335	791	1,126
Receivable for investments sold	5,624	13,412	19,036	-	-	-
Prepaid expenses and other assets	1,221	2,914	4,135	2,412	5,555	7,967
Deferred offering expenses	414	986	1,400	456	1,078	1,534
Deferred financing costs	1,778	4,241	6,019	-	-	-
Derivative assets	842	1,937	2,779	313	747	1,060
Due from Operating Manager	2,363	5,636	7,999	2,434	5,753	8,187
Total assets	$578,357	$1,382,059	$1,960,416	$532,464	$1,260,165	$1,792,629
Liabilities
Derivative liabilities	$199	$402	$601	$332	$857	$1,189
Management fee payable	157	237	394	283	547	830
Performance fee payable	677	1,337	2,014	2,766	5,696	8,462
Distribution payable	4,122	9,924	14,046	3,842	9,155	12,997
Deferred taxes liability	9,397	15,976	25,373	7,598	13,435	21,033
Credit facility	10,341	24,659	35,000	-	-	-
Other accrued expenses and liabilities	2,536	4,792	7,328	1,506	2,151	3,657
Due to Operating Manager	2,363	5,636	7,999	2,434	5,753	8,187
Notes Payable	214	214	428	214	214	428
Total liabilities	$30,006	$63,177	$93,183	$18,975	$37,808	$56,783
Commitments and contingencies (Note 8)
Total net assets	$548,351	$1,318,882	$1,867,233	$513,489	$1,222,357	$1,735,846

Net assets are comprised of:
A-II Shares, at March 31, 2026; Series I: 14,303,053; Series II: 43,055,056; and Total: 57,358,109 and at December 31, 2025; Series I: 13,598,460; Series II: 40,151,313; and Total: 53,749,773, shares authorized, issued and outstanding; respectively	$404,169	$1,235,938	$1,640,107	$381,566	$1,142,019	$1,523,585
F-I Shares, at March 31, 2026; Series I: 2,887,051; Series II: 2,487,467; and Total: 5,374,518, and at December 31, 2025; Series I: 2,747,440; Series II: 2,415,511; and Total: 5,162,951, shares authorized, issued and outstanding; respectively	80,276	70,253	150,529	75,955	67,681	143,636
E Shares, at March 31, 2026; Series I: 12,929; Series II: 57,657; and Total: 70,586 and at December 31, 2025; Series I: 10,128; Series II: 54,269; and Total: 64,397, shares authorized, issued and outstanding; respectively	371	1,680	2,051	288	1,565	1,853
V Shares, at March 31, 2026 Series I: 40; Series II: 40; and Total: 80, and at December 31, 2025; Series I: 40; Series II: 40; and Total: 80, shares authorized, issued and outstanding; respectively	1	1	2	1	1	2

	as of March 31, 2026 (unaudited)			as of December 31, 2025
	Series I	Series II	Total	Series I	Series II	Total
I Shares at March 31, 2026; Series I: 2,284,834; Series II: 389,233; and Total: 2,674,067 and at December 31, 2025; Series I: 2,011,856; Series II: 394,865; and Total: 2,406,721, shares authorized, issued and outstanding; respectively	63,531	11,007	74,538	55,676	11,088	66,764
S Shares at March 31, 2026; Series I: 110; Series II: 110; and Total: 220 shares and at December 31, 2025; Series I: 110 ; Series II: 110 ; and Total: 220, shares authorized, issued and outstanding; respectively	3	3	6	3	3	6
Total net assets	$548,351	$1,318,882	$1,867,233	$513,489	$1,222,357	$1,735,846

Net asset value per share
A-II Shares:
Net assets	$404,169	$1,235,938	$1,640,107	$381,566	$1,142,019	$1,523,585
Shares outstanding	14,303,053	43,055,056	57,358,109	13,598,460	40,151,313	53,749,773
Net asset value per share	$28.26	$28.71	$28.59	$28.06	$28.44	$28.35
F-I Shares:
Net assets	$80,276	$70,253	$150,529	$75,955	$67,681	$143,636
Shares outstanding	2,887,051	2,487,467	5,374,518	2,747,440	2,415,511	5,162,951
Net asset value per share	$27.81	$28.24	$28.01	$27.65	$28.02	$27.82
E Shares:
Net assets	$371	$1,680	$2,051	$288	$1,565	$1,853
Shares outstanding	12,929	57,657	70,586	10,128	54,269	64,397
Net asset value per share	$28.68	$29.14	$29.05	$28.44	$28.83	$28.77
V Shares:
Net assets	$1	$1	$2	$1	$1	$2
Shares outstanding	40	40	80	40	40	80
Net asset value per share	$25.00	$25.00	$25.00	$25.00	$25.00	$25.00
I Shares:
Net assets	$63,531	$11,007	$74,538	$55,676	$11,088	$66,764
Shares outstanding	2,284,834	389,233	2,674,067	2,011,856	394,865	2,406,721
Net asset value per share	$27.81	$28.28	$27.87	$27.67	$28.08	$27.74
S Shares:
Net assets	$3	$3	$6	$3	$3	$6
Shares outstanding	110	110	220	110	110	220
Net asset value per share	$27.79	$28.25	$28.02	$27.66	$28.06	$27.86

See notes to consolidated financial statements

Apollo Infrastructure Company LLC

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	For the three months ended March 31, 2026 (unaudited)			For the three months ended March 31, 2025 (unaudited)
	Series I	Series II	Total	Series I	Series II	Total
Investment income
Interest income	$3,683	$8,842	$12,525	$4,095	$10,438	$14,533
Dividend income	1,300	3,083	4,383	-	-	-
Total investment income	$4,983	$11,925	$16,908	$4,095	$10,438	$14,533

Expenses
General and administration expenses	$813	$1,919	$2,732	$606	$1,600	$2,206
Directors fees	45	107	152	42	111	153
Deferred offering expenses amortization	40	94	134	36	97	133
Interest expense	400	950	1,350	-	-	-
Management fees, net	185	247	432	261	647	908
Performance fees	677	1,337	2,014	289	674	963
Total expenses	$2,160	$4,654	$6,814	$1,234	$3,129	$4,363
Less: Net expense reimbursement (support) to/from Operating Manager	56	132	188	(117)	(319)	(436)
Net expenses	$2,216	$4,786	$7,002	$1,117	$2,810	$3,927
Net investment income before taxes	$2,767	$7,139	$9,906	$2,978	$7,628	$10,606
Provision for (benefit from) income taxes	2,277	2,559	4,836	1,152	2,417	3,569
Net investment income	$490	$4,580	$5,070	$1,826	$5,211	$7,037
Net realized and unrealized gain/(loss)
Net realized gain/(loss) from investments	368	877	1,245	1	3	4
Net realized gain/(loss) from derivatives	84	200	284	-	-	-
Net change in unrealized appreciation/(depreciation) from investments	5,999	14,244	20,243	1,799	4,530	6,329
Net change in unrealized appreciation/(depreciation) from foreign currencies	(5)	(11)	(16)	-	-	-
Net change in unrealized appreciation/(depreciation) from derivatives	678	1,629	2,307	95	260	355
Net realized and unrealized gain/(loss)	$7,124	$16,939	$24,063	$1,895	$4,793	$6,688

Net increase (decrease) in net assets resulting from operations	$7,614	$21,519	$29,133	$3,721	$10,004	$13,725

See notes to consolidated financial statements

Apollo Infrastructure Company LLC

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

	For the three months ended March 31, 2026 (unaudited)			For the three months ended March 31, 2025 (unaudited)
	Series I	Series II	Total	Series I	Series II	Total
Operations
Net investment income	$490	$4,580	$5,070	$1,826	$5,211	$7,037
Net realized gain/(loss) from investments	368	877	1,245	1	3	4
Net realized gain/(loss) from derivatives	84	200	284	-	-	-
Net change in unrealized appreciation/(depreciation) from investments	5,999	14,244	20,243	1,799	4,530	6,329
Net change in unrealized appreciation/(depreciation) from foreign currencies	(5)	(11)	(16)	-	-	-
Net change in unrealized appreciation/(depreciation) from derivatives	678	1,629	2,307	95	260	355
Net increase (decrease) in net assets resulting from operations	$7,614	$21,519	$29,133	$3,721	$10,004	$13,725
Distributions
A-II Shares:	$(3,037)	$(9,299)	$(12,336)	$(2,047)	$(5,674)	$(7,721)
F-I Shares:	(604)	(529)	(1,133)	(266)	(223)	(489)
E Shares:	(3)	(13)	(16)	(2)	(7)	(9)
I Shares:	(478)	(83)	(561)	(69)	(7)	(76)
S Shares:	-	-	-	-	-	-
Net increase (decrease) in net assets resulting from distributions	$(4,122)	$(9,924)	$(14,046)	$(2,384)	$(5,911)	$(8,295)
Capital Share Transaction
A-II Shares:
Consideration from issuance of shares	$21,537	$86,754	$108,291	$52,226	$85,565	$137,791
Reinvestment of distributions	232	1,292	1,524	23	754	777
Repurchases of shares	(1,917)	(5,081)	(6,998)	(687)	(3,944)	(4,631)
F-I Shares:
Consideration from issuance of shares	$3,987	$1,661	$5,648	$4,178	$2,298	$6,476
Reinvestment of distributions	218	363	581	64	162	226
Repurchases of shares	(339)	-	(339)	(266)	-	(266)
E Shares:
Consideration from issuance of shares	$78	$112	$190	$105	$358	$463
Reinvestment of distributions	2	9	11	1	3	4
Repurchases of shares	-	(23)	(23)	-	-	-
I Shares:
Consideration from issuance of shares	$7,465	$2,335	$9,800	$9,070	$867	$9,937
Reinvestment of distributions	249	67	316	-	-	-
Repurchases of shares	(142)	(2,559)	(2,701)	-	-	-
S Shares:
Consideration from issuance of shares	$-	$-	$-	$3	$3	$6
Reinvestment of distributions	-	-	-	-	-	-
Repurchases of shares	-	-	-	-	-	-
V Shares:
Consideration from issuance of shares	$-	$-	$-	$-	$-	$-
Net increase (decrease) in capital share transaction	$31,370	$84,930	$116,300	$64,717	$86,066	$150,783
Net Assets
Total increase (decrease) in net assets during the period	$34,862	$96,525	$131,387	$66,054	$90,159	$156,213
Net assets at beginning of period	513,489	1,222,357	1,735,846	247,549	692,747	940,296
Net assets at end of period	$548,351	$1,318,882	$1,867,233	$313,603	$782,906	$1,096,509

See notes to consolidated financial statements

Apollo Infrastructure Company LLC

Consolidated Statements of Cash Flows (Unaudited)

(in thousands, except share and per share data)

	For the three months ended March 31, 2026 (unaudited)			For the three months ended March 31, 2025 (unaudited)
	Series I	Series II	Total	Series I	Series II	Total
Operating activities
Net increase/(decrease) in net assets resulting from operations	$7,614	$21,519	$29,133	$3,721	$10,004	$13,725
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash used in operating activities:

Net realized (gain)/loss on investments	(368)	(877)	(1,245)	-	-	-
Amortization of restricted stock shares	15	35	50	14	36	50
Amortization of deferred financing costs	162	385	547	-	-	-
Net change in unrealized (appreciation)/depreciation from investments	(5,999)	(14,244)	(20,243)	(1,799)	(4,530)	(6,329)
Net change in unrealized (appreciation)/depreciation from foreign currency	5	11	16	-	-	-
Net change in unrealized (appreciation)/depreciation from derivatives	(678)	(1,629)	(2,307)	(95)	(260)	(355)
Payment-in-kind interest capitalized	(1,869)	(4,456)	(6,325)	(2,499)	(6,223)	(8,722)
Acquisition of Infrastructure Assets, net of rebalancing transaction of $3,164 to Series I and $(3,164) to Series II for the three months ended March 31, 2026 and $15,220 to Series I and $(15,220) to Series II for the three months ended March 31, 2025	(77,905)	(195,639)	(273,544)	(97,254)	(192,226)	(289,480)
Proceeds from sale of investments	36,072	85,718	121,790	2,755	7,110	9,865
Deferred offering expenses amortization	40	94	134	36	97	133
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid expenses and other assets, excluding restricted cash(1)	2,353	5,409	7,762	797	2,907	3,704
(Increase)/decrease in receivable for Investments sold	(5,624)	(13,412)	(19,036)	-	-	-
(Increase)/decrease in deferred offering expenses	2	(2)	-	(45)	45	-
(Increase)/decrease in due from Operating Manager	71	117	188	(305)	(131)	(436)
(Decrease)/increase in Management fee payable	(126)	(310)	(436)	(114)	(302)	(416)
(Decrease)/increase in accrued performance fees	(2,089)	(4,359)	(6,448)	(693)	(2,047)	(2,740)
(Decrease)/increase in deferred taxes liability	1,799	2,541	4,340	432	1,165	1,597
(Decrease)/increase in other accrued expenses and liabilities	1,030	2,641	3,671	945	1,637	2,582
(Decrease)/increase in due to Operating Manager	(71)	(117)	(188)	340	232	572
Net cash used in operating activities	$(45,566)	$(116,575)	$(162,141)	$(93,764)	$(182,486)	$(276,250)
Financing activities
Proceeds from issuance of shares	33,067	90,862	123,929	65,582	89,091	154,673
Note Borrowings	-	-	-	214	214	428
Borrowings from credit facility	10,341	24,659	35,000	-	-	-
Payment on repurchases of shares	(2,398)	(7,663)	(10,061)	(953)	(3,944)	(4,897)
Distribution	(3,142)	(7,424)	(10,566)	(1,775)	(4,262)	(6,037)
Payment of deferred financing costs	(1,940)	(4,626)	(6,566)	-	-	-
Net cash provided by financing activities	$35,928	$95,808	$131,736	$63,068	$81,099	$144,167

Cash and cash equivalents
Net increase in cash and cash equivalents	(9,638)	(20,767)	(30,405)	(30,696)	(101,387)	(132,083)
Cash and cash equivalents, foreign currencies at fair value and restricted cash at beginning of period(1)	58,161	139,397	197,558	84,681	236,861	321,542
Cash, Cash equivalents, foreign currencies at fair value and restricted cash at end of period(2)	$48,523	$118,630	$167,153	$53,985	$135,474	$189,459

	For the three months ended March 31, 2026 (unaudited)			For the three months ended March 31, 2025 (unaudited)
	Series I	Series II	Total	Series I	Series II	Total
Supplemental disclosure of cash flow information:
Income taxes paid	$245	$361	$606	$-	$-	$-
Payment-in-kind income	1,869	4,456	6,325	2,499	6,223	8,722
Noncash financing activities not included - distribution payable	4,122	9,924	14,046	2,384	5,911	8,295
Noncash financing activities not included - reinvestment of distribution	701	1,731	2,432	88	919	1,007
Interest expense paid	235	554	789	-	-	-

(1) Included in Cash, cash equivalents and restricted cash at the beginning of period as of March 31, 2026 are $285, $675 and $960 for Series I, Series II and total Company respectively, of restricted cash as collateral, which are included in Prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. There was no restricted cash held at the beginning of period as of March 31, 2025 for Series I, Series II, or the Company.

(2) Included in Cash, cash equivalents and restricted cash as of March 31, 2026, are $892, $2,128, and $3,020 for Series I, Series II and the Company, respectively, of restricted cash as collateral, which are netted and included in either prepaid expenses and other assets or other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities. There was no restricted cash held as of March 31, 2025 for Series I, Series II, or the Company.

See notes to consolidated financial statements

Apollo Infrastructure Company LLC

Condensed Consolidated Schedules of Investments (Unaudited)

March 31, 2026

(in thousands, except share and per share data)

			Series I			Series II			Total
Description	Geography/Region	Industry/Type	Principal Amount or Number of Shares	Fair Value	Fair Value as a Percentage of Net Assets(1)	Principal Amount or Number of Shares	Fair Value	Fair Value as a Percentage of Net Assets(1)	Principal Amount or Number of Shares	Fair Value	Fair Value as a Percentage of Net Assets(1)
Investments in Partnership Investment Vehicle:(2)
Other Infrastructure Assets	United States	Power & Utilities		$74,050	13.5%		$176,587	13.4%		$250,637	13.4%
AIC 3-Z Subsidiary, LLC(3)	United States	Various		47,995	8.8%		114,454	8.7%		162,449	8.7%
AP Aegis Aggregator, SCSp(4)	Europe	Digital		40,506	7.4%		96,595	7.3%		137,101	7.3%
Novus Holdings Parent, L.P.	United States	Transportation		40,624	7.4%		96,876	7.3%		137,500	7.4%
Phoebe JV Energy, LLC	United States	Power & Utilities	19,930	32,168	5.9%	47,527	76,711	5.8%	67,457	108,879	5.8%
AP Ballast, L.P.(5)	United States	Transportation		29,391	5.4%		70,090	5.3%		99,481	5.3%
Other Infrastructure Assets	United States	Transportation		26,855	4.9%		64,041	4.9%		90,896	4.9%
AP Jaguar Holdings, LLC(6)	United States	Power & Utilities		45,654	8.3%		108,870	8.3%		154,524	8.3%
Other Infrastructure Assets	Canada	Social		17,882	3.3%		42,643	3.2%		60,525	3.2%
Other Infrastructure Assets	Norway	Transportation		27,391	5.0%		65,318	5.0%		92,709	5.0%
Other Infrastructure Assets	United States	Digital		13,309	2.4%		31,738	2.4%		45,047	2.4%
Total Investments in Partnership Investment Vehicle (Cost of $355,814; $845,452; $1,201,266)				$395,825	72.3%		$943,923	71.6%		$1,339,748	71.7%

Investments in Loans:
Other Infrastructure Assets	United States	Power & Utilities		$26,981	4.9%		$64,342	4.9%		$91,323	4.9%
Other Infrastructure Assets	United States	Digital		54,199	9.9%		129,251	9.8%		183,450	9.8%
Other Infrastructure Assets	United States	Transportation		21,186	3.9%		50,522	3.8%		71,708	3.8%
Other Infrastructure Assets	Europe	Digital		7,010	1.3%		16,716	1.3%		23,726	1.3%
Other Infrastructure Assets	Various	Transportation		7,022	1.3%		16,747	1.3%		23,769	1.3%
Other Infrastructure Assets	Various	Digital		6,261	1.1%		14,930	1.1%		21,191	1.1%
Total Investments in Loans (Cost of $122,109; $289,038; $411,147)				$122,659	22.4%		$292,508	22.2%		$415,167	22.2%

Total Investments (Cost of $477,923; $1,134,490; $1,612,413)				$518,484	94.7%		$1,236,431	93.8%		$1,754,915	93.9%

			Series I			Series II			Total
Description	Geography/Region	Industry/Type	Principal Amount or Number of Shares	Fair Value	Fair Value as a Percentage of Net Assets(1)	Principal Amount or Number of Shares	Fair Value	Fair Value as a Percentage of Net Assets(1)	Principal Amount or Number of Shares	Fair Value	Fair Value as a Percentage of Net Assets(1)
Derivative Assets:(7)
Foreign Currency Forward Contracts	N/A	N/A		$842	0.2%		$1,937	0.1%		$2,779	0.1%
Total Derivative Assets				$842	0.2%		$1,937	0.1%		$2,779	0.1%

Derivative Liabilities:(7)
Foreign Currency Forward Contracts	N/A	N/A		$(199)	0.0%		$(402)	0.0%		$(601)	0.0%
Total Derivative Liabilities				$(199)	0.0%		$(402)	0.0%		$(601)	0.0%

Total Investments, Derivative Assets and Derivative Liabilities (Cost of $477,923; $1,134,490; $1,612,413)				$519,127	94.9%		$1,237,966	93.9%		$1,757,093	94.0%

(1)
Fair Value as a percentage of Net Assets shown as a percentage of Net Assets of the respective Series. Numbers may not add due to rounding.
(2)
Partnership investment vehicle includes investments in both limited partnerships and limited liability companies.
(3)
Represents an investment in an affiliated entity of the Company.
(4)
Series I, Series II and the Company indirectly own 361,246,464, 861,465,225, and 1,222,711,689 units, respectively, in Aegis TopCo S.a.rl., an investment in the Digital industry in Europe. The fair value of Series I, Series II and the Company investment in units of Aegis TopCo S.a.rl. were $40,434, $96,422 and $136,856, respectively, and the percentage of Net Asset Value of Series I, Series II, and the Company for each investment was 7.3%.
(5)
Series I, Series II and the Company indirectly own 2,954, 7,046, and 10,000 units, respectively, in Watco Companies LLC, an investment in the Transportation industry in the United States. The fair value of Series I, Series II and the Company investment in units of Watco Companies LLC were $29,370, $70,038 and $99,408, respectively, and the percentage of Net Asset Value of Series I, Series II, and the Company for each investment was 5.4%.
(6)
Series I, Series II and the Company indirectly own 44,317,046, 105,682,954, and 150,000,000 units, respectively, in Eagle Creek Holdings, LLC, an investment in the Power & Utilities industry in the United States. The fair value of Series I, Series II and the Company investment in units of Eagle Creek Holdings, LLC were $45,649, $108,859 and $154,508, respectively, and the percentage of Net Asset Value of Series I, Series II, and the Company for each investment was 8.3%.
(7)
See Note 4. Derivative Instruments for additional information of derivative assets and derivative liabilities.

See notes to consolidated financial statements.

Apollo Infrastructure Company LLC

Condensed Consolidated Schedules of Investments

December 31, 2025

(in thousands, except share and per share data)

			Series I			Series II			Total
Description	Geography/Region	Industry/Type	Principal Amount or Number of Shares	Fair Value	Fair Value as a Percentage of Net Assets(1)	Principal Amount or Number of Shares	Fair Value	Fair Value as a Percentage of Net Assets(1)	Principal Amount or Number of Shares	Fair Value	Fair Value as a Percentage of Net Assets(1)
Investments in Partnership Investment Vehicle:(2)
Other Infrastructure Assets	United States	Power & Utilities		$69,390	13.5%		$163,989	13.4%		$233,379	13.4%
AIC 3-Z Subsidiary, LLC(3)	United States	Various		43,483	8.5%		102,764	8.4%		146,247	8.4%
AP Aegis Aggregator, SCSp(4)	Europe	Digital		39,802	7.8%		94,061	7.7%		133,863	7.7%
Novus Holdings Parent, L.P.	United States	Transportation		38,435	7.5%		90,832	7.4%		129,267	7.4%
Phoebe JV Energy, LLC	United States	Power & Utilities	20,057	31,855	6.2%	47,400	75,281	6.2%	67,457	107,136	6.2%
AP Ballast, L.P.(5)	United States	Transportation		29,363	5.7%		69,391	5.7%		98,754	5.7%
Other Infrastructure Assets	United States	Transportation		28,132	5.5%		66,482	5.4%		94,614	5.5%
AP Hercules Aggregator SCSp(6)	Norway	Transportation		26,814	5.2%		63,367	5.2%		90,181	5.2%
Other Infrastructure Assets	Canada	Social		17,507	3.4%		41,374	3.4%		58,881	3.4%
Other Infrastructure Assets	United States	Digital		8,767	1.7%		20,719	1.7%		29,486	1.7%
Total Investments in Partnership Investment Vehicle (Cost of $299,438; $703,624; $1,003,062)				$333,548	65.0%		$788,260	64.5%		$1,121,808	64.6%

Investments in Loans:
Other Infrastructure Assets	United States	Power & Utilities		$56,406	11.0%		$133,305	10.9%		$189,711	10.9%
Other Infrastructure Assets	United States	Digital		49,102	9.6%		116,043	9.5%		165,145	9.5%
Other Infrastructure Assets	United States	Transportation		14,273	2.8%		33,730	2.8%		48,003	2.8%
Other Infrastructure Assets	Europe	Digital		7,172	1.4%		16,950	1.4%		24,122	1.4%
Other Infrastructure Assets	Various	Transportation		6,820	1.3%		16,116	1.3%		22,936	1.3%
Other Infrastructure Assets	Various	Digital		1,082	0.2%		2,556	0.2%		3,638	0.2%
Total Investments in Loans (Cost of $134,415; $315,612; $450,027)				$134,855	26.3%		$318,700	26.1%		$453,555	26.1%

Total Investments (Cost of $433,853; $1,019,236; $1,453,089)				$468,403	91.3%		$1,106,960	90.6%		$1,575,363	90.7%

Derivative Assets:(7)
Foreign Currency Forward Contracts	N/A	N/A		$313	0.1%		$747	0.1%		$1,060	0.1%
Total Derivative Assets				$313	0.1%		$747	0.1%		$1,060	0.1%

Derivative Liabilities:(7)

			Series I			Series II			Total
Description	Geography/Region	Industry/Type	Principal Amount or Number of Shares	Fair Value	Fair Value as a Percentage of Net Assets(1)	Principal Amount or Number of Shares	Fair Value	Fair Value as a Percentage of Net Assets(1)	Principal Amount or Number of Shares	Fair Value	Fair Value as a Percentage of Net Assets(1)
Foreign Currency Forward Contracts	N/A	N/A		$(332)	-0.1%		$(857)	-0.1%		$(1,189)	-0.1%
Total Derivative Liabilities				$(332)	-0.1%		$(857)	-0.1%		$(1,189)	-0.1%

Total Investments, Derivative Assets and Derivative Liabilities (Cost of $433,853; $1,019,236; $1,453,089)				$468,384	91.2%		$1,106,850	90.6%		$1,575,234	90.7%

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
(5)
Series I, Series II and the Company indirectly own 2,973, 7,027, and 10,000 units, respectively, in Watco Companies LLC, an investment in the Transportation industry in the United States. The fair value of Series I, Series II and the Company investment in units of Watco Companies LLC were $29,361, $69,389 and $98,750, respectively, and the percentage of Net Asset Value of Series I, Series II, and the Company for each investment was 5.7%.
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

2.
Summary of Significant Accounting Policies

Basis of Accounting – The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in United States dollars, which is the Company’s functional currency. The Company’s fiscal year end is December 31. The Company’s consolidated financial statements are prepared using the accounting and reporting guidance under Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies.

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

Cash and Cash Equivalents – As of March 31, 2026 and December 31, 2025, cash and cash equivalents were comprised of cash and fundings into money market funds sponsored by a U.S. financial institution. As of March 31, 2026, Series I, Series II, and the Company held $47,145, $115,343, and $162,488, respectively, in money market funds, all of which were held in the Goldman Sachs Financial Square Government Fund. As of December 31, 2025, Series I, Series II, and the Company held $58,111, $139,281, and $197,392, respectively, in money market funds, all of which were held in the Goldman Sachs Financial Square Government Fund.

Organizational and Offering Expenses – Organizational expenses are expensed as incurred. Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business.

Offering expenses include registration fees and legal fees regarding the preparation of the Company’s registration statement on Form 10. Offering expenses are accounted for as deferred costs until operations begin. For the three months ended March 31, 2026, Series I, Series II, and the Company deferred offering expenses amortization were $40, $94, and $134, respectively. For the three months ended March 31, 2025, Series I, Series II, and the Company deferred offering expenses amortization were $36, $97, and $133, respectively.

As of March 31, 2026, deferred offering expenses for Series I, Series II and the Company were $414, $986, and $1,400, respectively. As of December 31, 2025, Series I, Series II and the Company deferred offering expenses were $456, $1,078, and $1,534, respectively.

The Operating Manager may elect to provide expense support for certain organization and offering expenses which is subject to potential recoupment as described in Note 6. Related Party Considerations.

Investment Income – The Company records dividend income and accrues interest income pursuant to the terms of the respective Infrastructure Asset, unless, in the case of dividend income, the Company determines that the Infrastructure Asset does not have positive earnings in which case such dividend income is treated as a return of capital. Payment-in-Kind (PIK) interest is accrued monthly on PIK fixed income securities in accordance with the contractual terms of those Infrastructure Assets. In the case of proceeds received from investments in a partnership investment vehicle and limited partnerships, the Company determines the character of such proceeds and record any interest income, dividend income, realized gains or returns of capital accordingly. For the three months ended March 31, 2026 and 2025, investment income was comprised of interest and dividend income from Infrastructure Assets and cash and cash equivalents.

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

Investments, At Fair Value – ASC 820, Fair Value Measurement, defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value. The Company recognizes and accounts for its investments at fair value. The fair value of the investments does not reflect transaction costs that may be incurred upon disposition of investments.

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

Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. These financial instruments exhibit higher levels of liquid market observability as compared to Level III financial instruments.

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

Both Series I and Series II recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. Both Series I and Series II review and evaluate tax positions in their major jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition. The reserve for uncertain tax positions is recorded in other accrued expenses and liabilities, as applicable, in the accompanying Consolidated Statements of Assets and Liabilities. Based on this review, both Series I and Series II have determined the major tax jurisdictions to be where both Series I and Series II are organized, where both Series I and Series II hold interests in Infrastructure Assets, and where the Operating Manager is located; however, no reserves for uncertain tax positions were recorded for Series I and Series II for the three months ended March 31, 2026 and 2025. Both Series I and Series II are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. Generally, both Series I and Series II’s returns may be subject to examination for a period of three to five years from when they are filed under varying statutes of limitations.

Calculation of NAV – For each applicable Series, the NAV per Share of each type of the Company’s Shares is determined by dividing the total assets (the value of investments, plus cash and other assets) attributable to such type less the value of any liabilities attributable to such type, by the total number of Shares outstanding of such type.

Recent Accounting Pronouncements – In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement —Reporting Comprehensive Income —Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public business entities to provide more detailed disclosures about the nature of their expenses in the footnotes to the financial statements. The guidance is mandatorily effective for the Company for annual periods beginning in 2027. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

The Company adopted FASB ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024, and early adoption is permitted. The adoption of ASU 2023-09 did not have a material impact on the Company's consolidated financial statements.

There are no other standards, interpretations or amendments to existing standards that are effective for the first time for the year beginning January 1, 2026, that would be expected to have a material impact on the Company.

3.
Fair Value Measurement and Disclosures

The following tables summarize the valuation of the Company’s investments and cash and cash equivalents in the fair value hierarchy levels as of March 31, 2026 and December 31, 2025:

March 31, 2026
Description	Total	Level I	Level II	Level III	Investments Measured at NAV(1)(2)(3)
Series I

Investments in Partnership Investment Vehicle	$395,825	$-	$-	$183,976	$211,849
Investments in Loans	122,659	-	-	122,659	-
Total Investments	$518,484	$-	$-	$306,635	$211,849
Foreign Currency Forward Contracts	842	-	842		-
Total Derivative Assets(4)	$842	$-	$842	$-	$-
Foreign Currency Forward Contracts	(199)	-	(199)		-
Total Derivative Liabilities(4)	$(199)	$-	$(199)	$-	$-
Cash and cash equivalents and foreign currencies at fair value	47,631	47,631	-	-	-
Total	$566,758	$47,631	$643	$306,635	$211,849

Series II
Investments in Partnership Investment Vehicle	$943,923	$-	$-	$438,726	$505,197
Investments in Loans	292,508	-	-	292,508	-
Total Investments	$1,236,431	$-	$-	$731,234	$505,197
Foreign Currency Forward Contracts	1,937	-	1,937		-
Total Derivative Assets(4)	$1,937	$-	$1,937	$-	$-
Foreign Currency Forward Contracts	(402)	-	(402)		-
Total Derivative Liabilities(4)	$(402)	$-	$(402)	$-	$-
Cash and cash equivalents and foreign currencies at fair value	116,502	116,502	-	-	-
Total	$1,354,468	$116,502	$1,535	$731,234	$505,197

Total
Investments in Partnership Investment Vehicle	$1,339,748	$-	$-	$622,702	$717,046
Investments in Loans	415,167	-	-	415,167	-
Total Investments	$1,754,915	$-	$-	$1,037,869	$717,046
Foreign Currency Forward Contracts	2,779	-	2,779		-
Total Derivative Assets(4)	$2,779	$-	$2,779	$-	$-
Foreign Currency Forward Contracts	(601)	-	(601)		-
Total Derivative Liabilities(4)	$(601)	$-	$(601)	$-	$-
Cash and cash equivalents and foreign currencies at fair value	164,133	164,133	-	-	-
Total	$1,921,226	$164,133	$2,178	$1,037,869	$717,046

(1)
Included within certain investments measured at NAV were Level III investments. Series I, Series II and the Company Level III amounts of these investments were $184,746, $440,565, and $625,311, respectively.
(2)
As of March 31, 2026, Series I, Series II and the Company had unfunded commitments of $21,676, $51,690, and $73,366, respectively, related to investments measured at NAV.
(3)
The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statement of assets and liabilities.
(4)
See Note 4. Derivative Instruments for additional information of derivative assets and derivative liabilities.

December 31, 2025
Description	Total	Level I	Level II	Level III	Investments Measured at NAV(1)(2)
Series I
Investments in Partnership Investment Vehicle	$333,548	$-	$-	$136,428	$197,120
Investments in Loans(3)	134,855	-	-	134,855	-
Total Investments	$468,403	$-	$-	$271,283	$197,120
Foreign Currency Forward Contracts	313	-	313		-
Total Derivative Assets(4)	$313	$-	$313	$-	$-
Foreign Currency Forward Contracts	(332)	-	(332)		-
Total Derivative Liabilities(4)	$(332)	$-	$(332)	$-	$-
Cash and cash equivalents and foreign currencies at fair value	58,446	58,446	-	-	-
Total	$526,830	$58,446	$(19)	$271,283	$197,120
Series II
Investments in Partnership Investment Vehicle	$788,260	$-	$-	$322,418	$465,842
Investments in Loans	318,700	-	-	318,700	-
Total Investments	$1,106,960	$-	$-	$641,118	$465,842
Foreign Currency Forward Contracts	747	-	747		-
Total Derivative Assets(4)	$747	$-	$747	$-	$-
Foreign Currency Forward Contracts	(857)	-	(857)		-
Total Derivative Liabilities(4)	$(857)	$-	$(857)	$-	$-
Cash and cash equivalents and foreign currencies at fair value	140,072	140,072	-	-	-
Total	$1,246,922	$140,072	$(110)	$641,118	$465,842
Total
Investments in Partnership Investment Vehicle	$1,121,808	$-	$-	$458,846	$662,962
Investments in Loans	453,555	-	-	453,555	-
Total Investments	$1,575,363	$-	$-	$912,401	$662,962
Foreign Currency Forward Contracts	1,060	-	1,060		-
Total Derivative Assets(4)	$1,060	$-	$1,060	$-	$-
Foreign Currency Forward Contracts	(1,189)	-	(1,189)		-
Total Derivative Liabilities(4)	$(1,189)	$-	$(1,189)	$-	$-
Cash and cash equivalents and foreign currencies at fair value	198,518	198,518	-	-	-
Total	$1,773,752	$198,518	$(129)	$912,401	$662,962

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
(4)
See Note 4. Derivative Instruments for additional information of derivative assets and derivative liabilities.

There were no transfers in or out of the Company’s investments that are classified as Level III investments for the three months ended March 31, 2026.

The following table shows changes in the fair value of our Level III investment during the three months ended March 31, 2026:

Description	Level III Investments
	Series I	Series II	Total
Balance as of December 31, 2025	$271,283	$641,118	$912,401
Purchases, including capitalized PIK and rebalancing transaction	65,637	162,956	228,593
Net change in unrealized appreciation/(depreciation) from investments	2,979	6,206	9,185
Sale and syndication	(33,264)	(79,046)	(112,310)
Transfers out of Level III	-	-	-
Transfers into Level III	-	-	-
Balance as of March 31, 2026	$306,635	$731,234	$1,037,869

The total change in unrealized appreciation included in the Consolidated Statements of Operations within net change in unrealized appreciation/(depreciation) from investments for the three months ended March 31, 2026 attributable to Level III investments still held at March 31, 2026 for Series I, Series II and the Company were $3,001, $7,021, and $10,022, respectively.

There were no transfers in or out of the Company’s investments that are classified as Level III investments for the three months ended March 31, 2026.

The following table shows the change in the fair value of our Level III investment during the three months ended March 31, 2025:

Description	Level III Investments
	Series I	Series II	Total
Balance as of December 31, 2024	$109,471	$305,614	$415,085
Purchases, including capitalized PIK and rebalancing transaction	67,779	135,806	203,585
Net change in unrealized appreciation/(depreciation) from investments	591	1,505	2,096
Sale and syndication	(71)	(177)	(248)
Transfers out of Level III	-	-	-
Transfers into Level III	-	-	-
Balance as of March 31, 2025	$177,770	$442,748	$620,518

The total change in unrealized appreciation included in the Consolidated Statements of Operations within net change in unrealized appreciation/(depreciation) from investments for the three months ended March 31, 2025 attributable to Level III investments still held at March 31, 2025 for Series I, Series II and the Company were $591, $1,505, and $2,096, respectively.

There were no transfers in or out of the Company’s investments that are classified as Level III investments for the three months ended March 31, 2025.

The following tables provide quantitative measures used to determine the fair values of the Level III investments as of March 31, 2026 and December 31, 2025:

March 31, 2026
Asset Type	Level III Fair Value	Valuation Technique	Unobservable Input	Input
Series I
Investments in Partnership Investment Vehicle	$183,976	Discounted Cash Flow	Discount Rate	8.06% - 18.02%
			Securitization Rate	4.00%
			Terminal Multiple	8.5x - 14.3x
			Exit Cap Rate	6.5x - 7.5x
Investments in Loans	$122,659	Discounted Cash Flow	Discount Rate	6.20% - 18.10%
Total	$306,635

Series II
Investments in Partnership Investment Vehicle	$438,726	Discounted Cash Flow	Discount Rate	8.06% - 18.02%
			Securitization Rate	4.00%
			Terminal Multiple	8.5x - 14.3x
			Exit Cap Rate	6.5x - 7.5x
Investments in Loans	$292,508	Discounted Cash Flow	Discount Rate	6.20% - 18.10%
Total	$731,234

Total
Investments in Partnership Investment Vehicle	$622,702	Discounted Cash Flow	Discount Rate	8.06% - 18.02%
			Securitization Rate	4.00%
			Terminal Multiple	8.5x - 14.3x
			Exit Cap Rate	6.5x - 7.5x
Investments in Loans	$415,167	Discounted Cash Flow	Discount Rate	6.20% - 18.10%
Total	$1,037,869

December 31, 2025
Asset Type	Level III Fair Value	Valuation Technique	Unobservable Input	Input
Series I
Investments in Partnership Investment Vehicle	$136,428	Discounted Cash Flow	Discount Rate	7.77% - 15.14%
			Terminal Multiple	8.5x - 14.3x
			Exit Cap Rate	6.5x - 7.5x
		Transaction Price	N/A	N/A
Investments in Loans	$134,855	Discounted Cash Flow	Discount Rate	5.68% - 18.10%
		Transaction Price	N/A	N/A
Total	$271,283

Series II
Investments in Partnership Investment Vehicle	$322,418	Discounted Cash Flow	Discount Rate	7.77% - 15.14%
			Terminal Multiple	8.5x - 14.3x
			Exit Cap Rate	6.5x - 7.5x
		Transaction Price	N/A	N/A
Investments in Loans	$318,700	Discounted Cash Flow	Discount Rate	5.68% - 18.10%
		Transaction Price	N/A	N/A
Total	$641,118

Total
Investments in Partnership Investment Vehicle	$458,846	Discounted Cash Flow	Discount Rate	7.77% - 15.14%
			Terminal Multiple	8.5x - 14.3x
			Exit Cap Rate	6.5x - 7.5x
		Transaction Price	N/A	N/A
Investments in Loans	$453,555	Discounted Cash Flow	Discount Rate	5.68% - 18.10%
		Transaction Price	N/A	N/A
Total	$912,401

Unconsolidated Significant Subsidiary

The following table presents summarized financial information of the applicable significant subsidiaries in which the Company, Series I, and Series II has an indirect equity interest for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31, 2026(1)	For the three months ended March 31,2025
Total Revenue	$71,875	$63,825
Gross profit	26,955	26,951
Income (loss) before taxes	(12,888)	(11,522)
Net income (loss)	(13,323)	(11,610)

(1) As of March 31, 2026, none of the assets meets the criteria to be classified as unconsolidated significant subsidiary. The summarized financial information presented for the three months ended March 31, 2026 is included solely for comparative purposes.

4.
Derivative Instruments

The following tables present the fair value of the derivative assets and derivative liabilities of Series I, Series II, and the Company as reflected in the Consolidated Statements of Assets and Liabilities as of March 31, 2026, and December 31, 2025:

March 31, 2026
Derivative Assets(1)
					Notional			Fair Value
Primary Underlying Risk	Derivative	Settlement Date	Currency	Counterparty	Series I	Series II	Total	Series I	Series II	Total
Currency Risk	Foreign Currency Forward Contracts	9/28/2029	CAD	BNP Paribas S.A.	$(4,381,999)	$(10,409,991)	$(14,791,990)	$55	$59	$114
Currency Risk	Foreign Currency Forward Contracts	8/1/2030	EUR	BNP Paribas S.A.	(687,979)	(1,634,381)	(2,322,360)	112	266	378
Currency Risk	Foreign Currency Forward Contracts	8/1/2030	SEK	BNP Paribas S.A.	(818,919)	(1,945,444)	(2,764,363)	61	144	205
Currency Risk	Foreign Currency Forward Contracts	8/1/2030	SEK	Natixis S.A.	(1,897,911)	(4,508,725)	(6,406,636)	187	444	631
Currency Risk	Foreign Currency Forward Contracts	8/1/2030	EUR	Deutsche Bank	(682,987)	(1,622,520)	(2,305,507)	81	193	274
Currency Risk	Foreign Currency Forward Contracts	8/2/2030	CHF	BNP Paribas S.A.	(796,562)	(1,892,333)	(2,688,895)	85	203	288
Currency Risk	Foreign Currency Forward Contracts	8/2/2030	CHF	Deutsche Bank	(1,994,375)	(4,737,888)	(6,732,263)	137	332	469
Currency Risk	Foreign Currency Forward Contracts	6/17/2026	CAD	BNP Paribas S.A.	(92,107)	(219,648)	(311,755)	30	70	100
Currency Risk	Foreign Currency Forward Contracts	6/17/2026	CAD	CitiBank, N.A.	(151,659)	(361,661)	(513,320)	46	111	157
Currency Risk	Foreign Currency Forward Contracts	6/17/2026	EUR	CitiBank, N.A.	(595,894)	(1,421,029)	(2,016,923)	24	56	80
Currency Risk	Foreign Currency Forward Contracts	6/17/2026	CAD	Deutsche Bank	(78,305)	(186,734)	(265,039)	24	59	83
Total								$842	$1,937	$2,779

Derivative Liabilities(1)
					Notional			Fair Value
Primary Underlying Risk	Derivative	Settlement Date	Currency	Counterparty	Series I	Series II	Total	Series I	Series II	Total
Currency Risk	Foreign Currency Forward Contracts	8/1/2030	NOK	BNP Paribas S.A.	$(968,032)	$(2,299,683)	$(3,267,715)	$(96)	$(195)	$(291)
Currency Risk	Foreign Currency Forward Contracts	8/1/2030	NOK	Natixis S.A.	(1,985,943)	(4,717,857)	(6,703,800)	(102)	(205)	(307)
Currency Risk	Foreign Currency Forward Contracts	6/17/2026	EUR	BNP Paribas S.A.	(13,396)	(31,945)	(45,341)	(1)	(2)	(3)
Total								$(199)	$(402)	$(601)

(1)
Approximately, $6,452, $15,248, and $21,700 of collateral has been received as of March 31, 2026 for Series I, Series II, and the Company, respectively, with counterparties related to foreign currency forward contracts. Approximately, $7,351, $17,369, and $24,720 of collateral has been posted as of March 31, 2026 for Series I, Series II, and the Company, respectively, related to foreign currency forward contracts. The Company may be required to post additional collateral in subsequent periods due to unfavorable changes in the fair value of the contracts. The collateral posted and collateral received balances are netted and included in either prepaid expenses and other assets or other accrued expenses and liabilities, respectively, in the Consolidated Statements of Assets and Liabilities.

December 31, 2025
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
(1)
Approximately, $3,987, $9,423, and $13,410 of collateral has been received as of December 31, 2025 for Series I, Series II, and the Company, respectively, with counterparties related to foreign currency forward contracts. Approximately, $4,272, $10,098, and $14,370 of collateral has been posted as of December 31, 2025 for Series I, Series II, and the Company, respectively, related to foreign currency forward contracts. The Company may be required to post additional collateral in subsequent periods due to unfavorable changes in the fair value of the contracts. The collateral posted and collateral received balances are netted and included in either prepaid expenses and other assets or other accrued expenses and liabilities, respectively, in the Consolidated Statements of Assets and Liabilities.

The following table presents the gains (losses) recognized on derivatives, by contract type, of Series I, Series II, and the Company, included in the Consolidated Statements of Operations for the three months ended March 31, 2026 and March 31, 2025:

		For the three months ended March 31, 2026
		Net realized gain (loss) on derivatives			Net change in unrealized appreciation/(depreciation) from derivatives
Primary Underlying Risk	Derivative	Series I	Series II	Total	Series I	Series II	Total
Currency Risk	Foreign Currency Forward Contracts	$84	$200	$284	$678	$1,629	$2,307
Total		$84	$200	$284	$678	$1,629	$2,307

		For the three months ended March 31, 2025
		Net realized gain (loss) on derivatives			Net change in unrealized appreciation/(depreciation) from derivatives
Primary Underlying Risk	Derivative	Series I	Series II	Total	Series I	Series II	Total
Currency Risk	Foreign Currency Forward Contracts	$-	$-	$-	$95	$260	$355
Total		$-	$-	$-	$95	$260	$355

The Company has elected not to offset assets and liabilities in the Consolidated Statements of Assets and Liabilities that may be received or paid as part of collateral arrangements, even when an enforceable master netting arrangement or other agreement is in place that provides the Company, in the event of counterparty default, the rights to liquidate collateral and the right to offset a counterparty’s rights and obligations. The following tables present the offsetting of derivative assets and liabilities as of March 31, 2026 and December 31, 2025:

March 31, 2026
				Gross amounts not offset in the accompanying Consolidated Statements of Assets and Liabilities
	Gross and net amounts presented in the Consolidated Statements of Assets and Liabilities			Financial Instruments			Cash Collateral Received (1)			Net Amount
Assets	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Derivative Assets	$842	$1,937	$2,779	$199	$402	$601	$643	$1,535	$2,178	$-	$-	$-
Total	$842	$1,937	$2,779	$199	$402	$601	$643	$1,535	$2,178	$-	$-	$-

				Gross amounts not offset in the accompanying Consolidated Statements of Assets and Liabilities
	Gross and net amounts presented in the Consolidated Statements of Assets and Liabilities			Financial Instruments			Cash Collateral Posted (1)			Net Amount
Liabilities	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Derivative Liabilities	$199	$402	$601	$199	$402	$601	$-	$-	$-	$-	$-	$-
Total	$199	$402	$601	$199	$402	$601	$-	$-	$-	$-	$-	$-

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

December 31, 2025
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

5.
Debt

The Company’s outstanding debt obligations as of March 31, 2026 were as follows:

	March 31, 2026
	Aggregate Principal Committed			Outstanding Principal			Carrying Value			Fair Value(1)
	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Credit Facility	$118,183	$281,817	$400,000	$10,341	$24,659	$35,000	$10,341	$24,659	$35,000	$10,341	$24,659	$35,000
Promissory Notes	214	214	428	214	214	428	214	214	428	214	214	428
Total Debt Obligations	$118,397	$282,031	$400,428	$10,555	$24,873	$35,428	$10,555	$24,873	$35,428	$10,555	$24,873	$35,428
(1)
The carrying amount outstanding under these debt obligations approximate their fair value as of March 31, 2026.

The Company’s outstanding debt obligations as of December 31, 2025 were as follows:

Promissory Notes	Series I	Series II	Total
Aggregate Principal Committed	$214	$214	$428
Outstanding Principal	214	214	428
Unused Portion	-	-	-
Carrying Value	214	214	428
Fair Value(1)	$214	$214	$428

(1)
The carrying amount outstanding under these debt obligations approximate their fair value as of December 31, 2025.

Credit Facility

On January 12, 2026, certain indirect subsidiaries of the Company entered into a revolving credit agreement (the “Revolving Credit Agreement”) as borrowers (collectively with any future indirect subsidiaries of the Company that may be joined as borrowers from time to time party thereto, the “Borrowers”) or subsidiary guarantors (collectively with any future indirect subsidiaries of the Company that may be joined as subsidiary guarantors from time to time party thereto, the “Subsidiary Guarantors”), as applicable, with Sumitomo Mitsui Banking Corporation, as administrative agent, letter of credit issuer and lead arranger, U.S. Bank Trust Company, National Association, as collateral trustee, and the lenders from time to time party thereto. In January 2026, the Company remitted $1,000 to an affiliate of the Company for arranger fees related to the Revolving Credit Agreement.

Under the Revolving Credit Agreement, the lenders have agreed to make credit available to the Borrowers in an aggregate initial principal amount of up to $400,000, which amount may be increased from time to time with the consent of the parties thereto. The Revolving Credit Agreement matures on January 12, 2029, unless the maturity date is extended in accordance with the terms thereof or there is an earlier termination or an acceleration following an event of default. The obligations of the Borrowers and Subsidiary Guarantors under the Revolving Credit Agreement are secured by security interests in certain (i) accounts and credit investments of the Borrowers and the Subsidiary Guarantors and (ii) equity interests of the Borrowers in certain directly held subsidiaries.

Advances under the Revolving Credit Agreement denominated in U.S. dollars bear interest, at the relevant Borrower's option, at (i) the term Secured Overnight Financing Rate (SOFR) plus a spread of 2.95% per annum or (ii) a base rate plus a spread of 1.95% per annum. The Borrowers are also obligated to pay an unused fee of 0.50% per annum on undrawn commitments and a minimum utilization fee of 2.95% per annum on the undrawn portion of the Credit Facility.

Under the terms of the Revolving Credit Agreement, the Company is subject to customary representations and warranties, events of default, mandatory prepayment triggers and affirmative and negative covenants, including requirements related to maintaining certain borrowing base ratios. The Company is in compliance with all covenants as of March 31, 2026.

As of March 31, 2026, outstanding borrowings under the Credit Facility are presented within Credit Facility on the Company's Consolidated Statement of Assets and Liabilities. As of March 31, 2026, Series I, Series II, and the Company have drawn $10,341, $24,659, and $35,000, respectively, from the Credit Facility. For the three months ended March 31, 2026, Series I, Series II, and the Company incurred $400, $950, and $1,350 of interest expense related to the Credit Facility.

Series I, Series II and the Company incurred $1,940, $4,626, and $6,566, respectively, in costs related to the closing of the Revolving Credit Agreement. These costs have been capitalized within Deferred financing costs on the Consolidated Statement of Assets and Liabilities. For the three months ended March 31, 2026, total amortized deferred financing costs was $162, $385, and $547 for Series I, Series II, and the Company, respectively, and are recorded to Interest Expense on the Consolidated Statement of Operations. As of March 31, 2026, total remaining unamortized deferred financing costs was $1,778, $4,241, and $6,019 for Series I, Series II and the Company, respectively. Series I, Series II, and the Company did not enter into or have any outstanding borrowings under a credit facility as of December 31, 2025.

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

Infrastructure Assets

On January 2, 2026, the Company sold its indirect interests in Hotspur SPV LLC to a fund managed by an affiliate of the Operating Manager for an aggregate amount of $4,950.

On January 2, 2026, the Company sold its indirect interests in Big Spring Transmission LLC to a fund managed by an affiliate of the Operating Manager for an aggregate amount of $9,128.

On January 2, 2026, the Company sold its indirect interests in Aypa Power 1 LLC to a fund managed by an affiliate of the Operating Manager for an aggregate amount of $25,764.

On January 2, 2026, the Company sold its indirect interests in Longroad High Street Holdings LLC to a fund managed by an affiliate of the Operating Manager for an aggregate amount of $32,483.

On January 9, 2026, the Company sold its indirect interests in Cypress Creek Sparrow Borrower LLC to a fund managed by an affiliate of the Operating Manager for an aggregate amount of $15,259.

On March 26, 2026, the Company sold its indirect interests in Valor to a fund managed by an affiliate of the Operating Manager for an aggregate amount of $9,281, which is outstanding as of March 31, 2026 and shown as Receivables for investments sold in the Consolidated Statement of Assets and Liabilities.

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

For the three months ended March 31, 2026, the Operating Manager earned gross Management Fees of $890, $1,722, and $2,612 from Series I, Series II, and the Company, respectively, with a Special Fees offset of $705, $1,475, and $2,180 from Series I, Series II, and the Company, respectively, resulting in net Management Fees of $185, $247, and $432 from Series I, Series II, and the Company, respectively.

For the three months ended March 31, 2025, the Operating Manager earned gross Management Fees of $410, $987, and $1,397 and from Series I, Series II, and the Company, respectively, with a Special Fees offset of $149, $340, and $489 from Series I, Series II, and the Company, respectively, resulting in net Management Fees of $261, $647, and $908 for Series I, Series II, and the Company, respectively.

The Operating Manager or an affiliate may rebate, waive, or reduce the Management Fee charged to certain shareholders at the sole discretion of the Operating Manager or such affiliate. Any such rebate, waiver or reduction may be effected either by way of purchase of additional Shares by the Operating Manager or such affiliate for the shareholder or by way of rebate to the relevant shareholder’s account. As of March 31, 2026 and 2025, there were no rebates or waivers of the Management Fees.

So long as the Operating Agreement has not been terminated, the Operating Manager is entitled to receive a performance fee (the "Performance Fee") equal to (i) 12.5% of the total return with respect to S Shares or I Shares, (ii) 9.0% of the total return with respect to F-S Shares or F-I Shares, (iii) 7.5% of the total return from inception through December 31, 2026 and 9.0% thereafter with respect to A-I Shares and (iv) 5.0% of the total return with respect to A-II Shares, in each case subject to a 5.0% hurdle amount and a high water mark with respect to such type of Shares, with a catch-up. Such fee will be paid annually and accrue monthly. The Performance Fee is not paid on E Shares or V Shares, and as a result, it is an expense specific only to Investor Shares at the rates specified herein, which will result in the dilution of Investor Shares in proportion to the fees charged to different types of Investor Shares.

For the three months ended March 31, 2026, the Operating Manager earned Performance Fees of $677, $1,337, and $2,014 from Series I, Series II and the Company, respectively. For the three months ended March 31, 2025, the Operating Manager earned Performance Fees of $289, $674, and $963 from Series I, Series II and the Company, respectively.

Various affiliates of the Operating Manager are potentially involved in transactions with the Company’s investments in Infrastructure Assets, and whereby affiliates of the Operating Manager may earn fees in, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, “Capital Solution” services).

For the three months ended March 31, 2026, an aggregate of $1,191 of fees allocable to the Company were paid by the Company’s Infrastructure Assets to consolidated affiliates of the Operating Manager for Capital Solution services, which has been excluded from Special Fees for Series I, Series II, and the Company. For the three months ended March 31, 2025, $230 of fees allocable to the Company were paid by the Company’s Infrastructure Assets to consolidated affiliates of the Operating Manager for Capital Solution services, which would have been excluded from Special Fees for each of Series I, Series II, and the Company. The Company’s Infrastructure Assets may have directly or indirectly paid Capital Solution Fees to non-consolidated affiliates of the Operating Manager.

The Company incurred certain operating expenses related to services provided by personnel of the Operating Manager and/or its affiliates. For the three months ended March 31, 2026, these expenses were $121, $287, and $408, for Series I, Series II and the Company, respectively. For the three months ended March 31, 2025, these expenses were $108, $295, and $403, for Series I, Series II and the Company, respectively. These expenses are included in general and administration expenses in the Consolidated Statement of Operations.

In February 2025, the Company engaged Lyra Client Solutions Holdings, LLC (“Lyra”), an end-to-end client service platform affiliated with Apollo. Lyra provides administration, data management, trade operations, investor onboarding and servicing, technology and other similar services to institutional, global wealth, global family office and retail investors. During the three months ended March 31, 2026, the Company incurred expenses of $42, $101, and $143 for Series I, Series II, and the Company, respectively. These expenses are included in general and administration expenses in the Consolidated Statement of Operations.

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

For the three months ended March 31, 2026, the Operating Manager did not provide Expense Support for expenses incurred by Series I, Series II, and the Company, respectively.

For the three months ended March 31, 2025, the Operating Manager agreed to provide Expense Support of $117, $319, and $436 for expenses incurred by Series I, Series II, and the Company, respectively.

For the three months ended March 31, 2026, the Company reimbursed the Operating Manager for $56, $132, and $188 for previously provided Expense Support related to Series I, Series II, and the Company, respectively.

For the three months ended March 31, 2025, the Company did not reimburse the Operating Manager for any previously provided Expense Support related to Series I, Series II, or the Company, respectively.

As of March 31, 2026, total Due from Operating Manager for total Expense Support outstanding was $2,363, $5,636, and $7,999 for Series I, Series II, and the Company, respectively, of which the Operating Manager’s ability to recoup 38% will expire in December 2026, 18% will expire in March 2027, 16% will expire in June 2027, 13% will expire in September 2027, 10% will expire in December 2027, and 5% will expire in March 2028.

As of December 31, 2025, total Due from Operating Manager for total Expense Support outstanding was $2,434, $5,753, and $8,187 for Series I, Series II, and the Company, respectively, of which the Operating Manager’s ability to recoup 40% will expire in December 2026, 18% will expire in March 2027, 15% will expire in June 2027, 12% will expire in September 2027, 9% will expire in December 2027, and 5% will expire in March 2028.

As of March 31, 2026, Series I, Series II, and the Company had an outstanding payable to Operating Manager of $2,363, $5,636, and $7,999, respectively, and as of December 31, 2025, Series I, Series II, and the Company had an outstanding payable to Operating Manager of $2,434, $5,753, and $8,187, respectively, for payments made on their behalf.

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

As of March 31, 2026 and December 31, 2025, neither Series paid the Dealer Manager for any annual distribution fees, shareholder servicing fees, upfront selling commission or dealer manager fees.

Restricted Share Grants

The Company's board of directors approved the Apollo Infrastructure Company LLC Restricted Share Plan for Independent Directors, pursuant to which, the Company's E Shares may be granted to independent directors.

The following tables summarize the grants, vesting and forfeitures of restricted common shares during the three months ended March 31, 2026:

	Restricted Shares	Grant Date Fair Value ($ in thousands)
Outstanding as of December 31, 2025	7,289	-
Granted	-	-
Vested	-	-
Forfeiture	-	-
Outstanding as of March 31, 2026	7,289

The fair value of these shares was determined using the most recent available NAV at issuance of the Restricted Stock and are subject to a one-year vesting period.

During the three months ended March 31, 2026, the Company recorded $15, $35, and $50 for Series I, Series II, and the Company, respectively, of restricted stock amortization as director fees in the Consolidated Statements of Operations. The remaining amortization related to the grants of restricted stock, which represents unrecognized compensation cost amounts to $10, $23, and $33 for Series I, Series II and the Company, respectively, as of March 31, 2026.

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

7.
Shareholders’ Equity

The following table summarizes the shareholder transactions in common shares during the three months ended March 31, 2026:

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
A-II Shares:
Balance as of December 31, 2025	13,598,460	$356,813	40,151,313	$1,056,092	53,749,773	$1,412,905
Proceeds from issuance of shares(1)	764,655	21,537	3,036,961	86,754	3,801,616	108,291
Repurchases of shares	(68,326)	(1,917)	(178,630)	(5,081)	(246,956)	(6,998)
Reinvestment of distributions	8,264	232	45,412	1,292	53,676	1,524
Net increase (decrease)	704,593	$19,852	2,903,743	$82,965	3,608,336	$102,817
Balance as of March 31, 2026	14,303,053	$376,665	43,055,056	$1,139,057	57,358,109	$1,515,722

F-I Shares:
Balance as of December 31, 2025	2,747,440	$72,595	2,415,511	$64,385	5,162,951	$136,980
Proceeds from issuance of shares	143,992	3,987	59,018	1,661	203,010	5,648
Repurchases of shares	(12,255)	(339)	-	-	(12,255)	(339)
Reinvestment of distributions	7,874	218	12,938	363	20,812	581
Net increase (decrease)	139,611	$3,866	71,956	$2,024	211,567	$5,890
Balance as of March 31, 2026	2,887,051	$76,461	2,487,467	$66,409	5,374,518	$142,870

E Shares:
Balance as of December 31, 2025	10,128	$269	54,269	$1,470	64,397	$1,739
Proceeds from issuance of shares	2,725	78	3,847	112	6,572	190
Repurchases of shares	-	-	(783)	(23)	(783)	(23)
Reinvestment of distributions	76	2	324	9	400	11
Net increase (decrease)	2,801	$80	3,388	$98	6,189	$178
Balance as of March 31, 2026	12,929	$349	57,657	$1,568	70,586	$1,917

V Shares:
Balance as of December 31, 2025	40	$1	40	$1	80	$2
Proceeds from issuance of shares					-	-
Repurchases of shares					-	-
Reinvestment of distributions					-	-
Net increase (decrease)	-	$-	-	$-	-	$-
Balance as of March 31, 2026	40	$1	40	$1	80	$2

I Shares:
Balance as of December 31, 2025	2,011,856	$54,366	394,865	$10,765	2,406,721	$65,131
Proceeds from issuance of shares(2)	269,109	7,465	82,839	2,335	351,948	9,800
Repurchases of shares	(5,116)	(142)	(90,850)	(2,559)	(95,966)	(2,701)
Reinvestment of distributions	8,985	249	2,379	67	11,364	316
Net increase (decrease)	272,978	$7,572	(5,632)	$(157)	267,346	$7,415
Balance as of March 31, 2026	2,284,834	$61,938	389,233	$10,608	2,674,067	$72,546

S Shares:
Balance as of December 31, 2025	110	$3	110	$3	220	$6
Proceeds from issuance of shares	-	-	-	-	-	-
Repurchases of shares	-	-	-	-	-	-
Reinvestment of distributions	-	-	-	-	-	-
Net increase (decrease)	-	$-	-	$-	-	$-
Balance as of March 31, 2026	110	$3	110	$3	220	$6
Total net increase (decrease)	1,119,983	31,370	2,973,455	84,930	4,093,438	116,300

(1) Includes an aggregate of 3,655 Series I A-II Shares that were exchanged from an aggregate of 3,606 Series II A-II Shares.

(2) Includes an aggregate of 88,560 Series I I Shares that were exchanged from an aggregate of 87,213 Series II I Shares.

The following table summarizes the shareholder transactions in common shares during the three months ended March 31, 2025:

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
A-II Shares:
Balance as of December 31, 2024	8,109,427	$208,185	24,755,955	$635,417	32,865,382	$843,602
Proceeds from issuance of shares	1,947,990	52,226	3,175,414	85,565	5,123,404	137,791
Repurchases of shares	(25,696)	(687)	(146,689)	(3,944)	(172,385)	(4,631)
Reinvestment of distributions	865	23	28,037	754	28,902	777
Net increase (decrease)	1,923,159	$51,562	3,056,762	$82,375	4,979,921	$133,937
Balance as of March 31, 2025	10,032,586	$259,747	27,812,717	$717,792	37,845,303	$977,539

F-I Shares:
Balance as of December 31, 2024	1,154,705	$30,014	999,415	$26,174	2,154,120	$56,188
Proceeds from issuance of shares	157,210	4,178	86,039	2,298	243,249	6,476
Repurchases of shares	(10,010)	(266)	-	-	(10,010)	(266)
Reinvestment of distributions	2,395	64	6,067	162	8,462	226
Net increase (decrease)	149,595	$3,976	92,106	$2,460	241,701	$6,436
Balance as of March 31, 2025	1,304,300	$33,990	1,091,521	$28,634	2,395,821	$62,624

E Shares:
Balance as of December 31, 2024	4,262	$110	19,052	$499	23,314	$609
Proceeds from issuance of shares	3,907	105	13,186	358	17,093	463
Repurchases of shares	-	-	-	-	-	-
Reinvestment of distributions	32	1	113	3	145	4
Net increase (decrease)	3,939	$106	13,299	$361	17,238	$467
Balance as of March 31, 2025	8,201	$216	32,351	$860	40,552	$1,076

V Shares:
Balance as of December 31, 2024	40	$1	40	$1	80	$2
Proceeds from issuance of shares					-	-
Repurchases of shares					-	-
Reinvestment of distributions					-	-
Net increase (decrease)	-	$-	-	$-	-	$-
Balance as of March 31, 2025	40	$1	40	$1	80	$2

I Shares:
Balance as of December 31, 2024	-	$-	-	$-	-	$-
Proceeds from issuance of shares	338,637	9,070	32,170	867	370,807	9,937
Repurchases of shares	-	-	-	-	-	-
Reinvestment of distributions	-	-	-	-	-	-
Net increase (decrease)	338,637	$9,070	32,170	$867	370,807	$9,937
Balance as of March 31, 2025	338,637	$9,070	32,170	$867	370,807	$9,937

S Shares:
Balance as of December 31, 2024	-	$-	-	$-	-	$-
Proceeds from issuance of shares	110	3	110	3	220	6
Repurchases of shares	-	-	-	-	-	-
Reinvestment of distributions	-	-	-	-	-	-
Net increase (decrease)	110	$3	110	$3	220	$6
Balance as of March 31, 2025	110	$3	110	$3	220	$6
Total net increase (decrease)	2,415,440	64,717	3,194,447	86,066	5,609,887	150,783

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

For the three months ended March 31, 2026, the Company issued 8,264 Series I A-II Shares, 7,874 Series I F-I Shares, 8,985 Series I I Shares, 76 Series I E Shares, 45,412 Series II A-II Shares, 12,938 Series II F-I Shares, 2,379 Series II I Shares and 324 Series II E Shares for an aggregate purchase price of $2,432 under the DRIP.

For the three months ended March 31, 2025, the Company issued 865 Series I A-II Shares, 2,395 Series I F-I Shares, 32 Series I E Shares, 28,037 Series II A-II Shares, 6,067 Series II F-I Shares, and 113 Series II E Shares for an aggregate purchase price of $1,007, in each case under the DRIP.

Share Repurchases

The Company has a share repurchase plan pursuant to which, on a quarterly basis, Shareholders may request that the Company repurchase all or any portion of their Shares. The Company may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under the Company’s share repurchase plan, or none at all, in the Company's discretion at any time. The Company expects that each Series will conduct quarterly Share Repurchases for up to 5.0% of the aggregate NAV of the Company's outstanding Investor Shares and E Shares of each Series (measured across both Series using the average aggregate NAV across both Series as of the end of the immediately preceding three months). Generally, the price at which we make repurchases of our Shares will equal the NAV per Share of each applicable Share type of each applicable Series as of the last calendar day of the applicable, immediately preceding quarter. A repurchase window was opened to all share types in April 2026 and closed in May 2026. The transaction price per share for that repurchase window was the NAV per share of each respective share type as of March 31, 2026.

For the three months ended March 31, 2026, the Company repurchased 68,326 Series I A-II Shares, 12,255 Series I F-I Shares, 5,116 Series I I Shares, 178,630 Series II A-II Shares, 783 Series II E Shares, and 90,850 Series II I Shares of the Company’s equity securities for a total purchase price of $10,061.

For the three months ended March 31, 2025, the Company repurchased 25,696 Series I A-II Shares, 10,010 Series I F-I Shares, and 146,689 Series II A-II Shares of the Company’s equity securities for a total purchase price of $4,897.

Distribution

The following table reflects the aggregate distributions per share declared for each applicable share type of the Company:

Type	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Series I
A-II Shares	$0.21	$0.20
F-I Shares	$0.21	$0.20
E Shares	$0.22	$0.20
I Shares	$0.21	$0.20
S Shares	$0.21	$0.20
Series II
A-II Shares	$0.22	$0.20
F-I Shares	$0.21	$0.20
E Shares	$0.22	$0.20
I Shares	$0.21	$0.20
S Shares	$0.21	$0.20

For the three months ended March 31, 2026, the distributions for each share type were payable to holders of record at the close of business day on March 31, 2026 and were paid on April 28, 2026. The distributions were paid in cash or reinvested in the shares of the Company for shareholders participating in the DRIP.

For the three months ended March 31, 2025, the distributions for each outstanding share type were payable to holders of record at the close of business day on March 31, 2025 and were paid on April 25, 2025. The distributions were paid in cash or reinvested in the shares of the Company for shareholders participating in the DRIP.

8.
Commitments and Contingencies

Litigation

The Company was not subject to any litigation nor was the Company aware of any material litigation threatened against it.

Infrastructure Assets

As of March 31, 2026, the Company had unfunded commitments of $216,441 related to Infrastructure Assets. Series I, Series II and the Company's share of unfunded commitments as of March 31, 2026 was $63,947, $152,494 and $216,441, respectively

As of December 31, 2025, the Company had unfunded commitments of $480,121 related to Infrastructure Assets. Series I, Series II and the Company's share of unfunded commitments as of December 31, 2025 was $142,755, $337,366, and $480,121, respectively.

As of March 31, 2026, the Company had entered into a financial guarantee in relation to the realization of one of its Infrastructure Assets. This guarantee may result in a liability of up to a maximum of $835, $1,992, and $2,827, by Series I, Series II and the Company, respectively.

As of December 31, 2025, the Company had entered into a financial guarantee in relation to the realization of one of its Infrastructure Assets. This guarantee may result in a liability of up to a maximum of $840, $1,987 and $2,827 by Series I, Series II and the Company, respectively.

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

For the three months ended March 31, 2026, the provision for (benefit from) income tax totaled $2,277, $2,559, and $4,836 for Series I, Series II and the Company, respectively, resulting in an effective tax rate of 23%, 11%, and 15% for Series I, Series II, and the Company, respectively.

For the three months ended March 31, 2025, the provision for (benefit from) income tax totaled $1,152, $2,417, and $3,569 for Series I, Series II and the Company, respectively, resulting in an effective tax rate of 24%, 19%, and 21% for Series I, Series II, and the Company, respectively.

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

Under U.S. GAAP, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. In evaluating the realizability of deferred tax assets, the Company assesses whether it is more likely than not that some portion, or all, of the deferred tax assets, will be realized. The Company considers, among other things, the generation of future taxable income (including reversals of deferred tax assets) during the periods in which the related temporary differences will become deductible. As of March 31, 2026 and December 31, 2025, the Company had no gross deferred tax assets and therefore, no valuation allowance is necessary.

10.
Financial Highlights

The following are the financial highlights for the three months ended March 31, 2026:

	Series I	Series I	Series I	Series I	Series I
	A-II Shares	F-I Shares	E Shares	I Shares	S Shares
Per Share Data:
Net asset value at beginning of period	$28.06	$27.65	$28.44	$27.67	$27.66
Proceeds from issuance of shares	-	-	-	-	-
Distributions declared (1)	(0.21)	(0.21)	(0.22)	(0.21)	(0.21)
Net investment income (2)	0.04	-	0.07	(0.03)	(0.02)
Net realized and unrealized gain/(loss) (3)	0.37	0.37	0.39	0.38	0.36
Net increase (decrease) in net assets resulting from operations	$0.41	$0.37	$0.46	$0.35	$0.34
Net asset value at end of period	$28.26	$27.81	$28.68	$27.81	$27.79
Shares outstanding at end of period	14,303,053	2,887,051	12,929	2,284,834	110
Weighted average shares outstanding	14,050,636	2,872,727	11,718	2,213,212	110

Ratio/Supplemental Data:
Net assets at end of period	$404,169	$80,276	$371	$63,531	$3
Annualized Ratio to average net assets (4)
Total expenses before expense support/reimbursement, special fee offset and after performance fees (5),(6)	1.65%	1.94%	1.36%	2.18%	2.16%
Total expenses after expense support/reimbursement, special fee offset and after performance fees (5),(6)	1.17%	1.45%	1.01%	1.70%	1.68%
Total expenses after expense support/reimbursement, special fee offset and before performance fees (5),(6)	1.07%	1.28%	1.01%	1.46%	1.44%
Net investment income (5),(6)	0.85%	0.57%	0.95%	0.31%	0.35%
Total return (7)	1.46%	1.33%	1.58%	1.23%	1.22%

	Series II	Series II	Series II	Series II	Series II
	A-II Shares	F-I Shares	E Shares	I Shares	S Shares
Per Share Data:
Net asset value at beginning of period	$28.44	$28.02	$28.83	$28.08	$28.06
Proceeds from issuance of shares	-	-	-	-	-
Distributions declared (1)	(0.22)	(0.21)	(0.22)	(0.21)	(0.21)
Net investment income (2)	0.10	0.07	0.14	0.05	0.04
Net realized and unrealized gain/(loss) (3)	0.39	0.36	0.39	0.36	0.36
Net increase (decrease) in net assets resulting from operations	$0.49	$0.43	$0.53	$0.41	$0.40
Net asset value at end of period	$28.71	$28.24	$29.14	$28.28	$28.25
Shares outstanding at end of period	43,055,056	2,487,467	57,657	389,233	110
Weighted average shares outstanding	42,128,563	2,465,320	55,534	395,579	110

Ratio/Supplemental Data:
Net assets at end of period	$1,235,938	$70,253	$1,680	$11,007	$3
Annualized Ratio to average net assets (4)
Total expenses before expense support/reimbursement, special fee offset and after performance fees (5),(6)	1.57%	1.86%	1.30%	2.03%	2.09%
Total expenses after expense support/reimbursement, special fee offset and after performance fees (5),(6)	1.16%	1.44%	0.99%	1.61%	1.67%
Total expenses after expense support/reimbursement, special fee offset and before performance fees (5),(6)	1.06%	1.27%	0.99%	1.39%	1.43%
Net investment income (5),(6)	1.76%	1.48%	1.90%	1.32%	1.26%
Total return (7)	1.68%	1.56%	1.80%	1.45%	1.44%

	Total	Total	Total	Total	Total
	A-II Shares	F-I Shares	E Shares	I Shares	S Shares
Per Share Data:
Net asset value at beginning of period	$28.35	$27.82	$28.77	$27.74	$27.86
Proceeds from issuance of shares	-	-	-	-	-
Distributions declared (1)	(0.21)	(0.21)	(0.22)	(0.21)	(0.21)
Net investment income (2)	0.09	0.03	0.13	(0.02)	0.01
Net realized and unrealized gain/(loss) (3)	0.36	0.37	0.37	0.36	0.36
Net increase (decrease) in net assets resulting from operations	$0.45	$0.40	$0.50	$0.34	$0.37
Net asset value at end of period	$28.59	$28.01	$29.05	$27.87	$28.02
Shares outstanding at end of period	57,358,109	5,374,518	70,586	2,674,067	220
Weighted average shares outstanding	56,179,198	5,338,047	67,252	2,608,791	220

Ratio/Supplemental Data:
Net assets at end of period	$1,640,107	$150,529	$2,051	$74,538	$6
Annualized Ratio to average net assets (4)
Total expenses before expense support/reimbursement, special fee offset and after performance fees (5),(6)	1.59%	1.90%	1.31%	2.16%	2.12%
Total expenses after expense support/reimbursement, special fee offset and after performance fees (5),(6)	1.16%	1.45%	1.00%	1.69%	1.67%
Total expenses after expense support/reimbursement, special fee offset and before performance fees (5),(6)	1.06%	1.27%	1.00%	1.45%	1.44%
Net investment income (5),(6)	1.53%	0.99%	1.74%	0.46%	0.81%
Total return (7)	1.63%	1.44%	1.76%	1.26%	1.33%

(1)
The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transaction (refer to Note 7. Shareholders' Equity).
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
(7)
The Total return is calculated for each share class as the change in the NAV for such share class during the period plus any distributions per share declared in the period, and assumes all distributions are reinvested in accordance with our DRIP. Amounts are not annualized and are not representative of total return as calculated for purposes of the Performance Fees as described in Note 6. Related Party Considerations. The Company, Series I and Series II’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by Shareholders in the purchase of the Company, Series I and Series II's shares.

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

(1)
The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transaction (refer to Note 7 Shareholders' Equity).
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
(7)
The Total return is calculated for each share class as the change in the NAV for such share class during the period plus any distributions per share declared in the period, and assumes all distributions are reinvested in accordance with our DRIP. Amounts are not annualized and are not representative of total return as calculated for purposes of the Performance Fees as described in Note 6. Related Party Considerations. The Company, Series I and Series II's performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by Shareholders in the purchase of the Company, Series I and Series II's shares.

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

April Financial Update

On April 1, 2026, the Company issued and sold the following unregistered shares of the Company (with the final number of shares being determined on April 27, 2026) to third party investors for cash (unless otherwise noted):

Type	Number of Shares Sold	Aggregate Consideration
Series I
A-II Shares	240,915	$6,808
F-I Shares	14,386	400
E Shares	74,974	2,150
I Shares	236,985	6,590
Series II
A-II Shares (1)	1,029,523	$29,553
F-I Shares	1,452	41
I Shares	131,368	3,715

(1)
Includes an aggregate of 924 Series II A-II Shares that were exchanged from an aggregate of 938 Series I A-II Shares.

Distribution Reinvestment Plan

On April 27, 2026, pursuant to the DRIP, the Company issued approximately 8,758 Series I A-II Shares, approximately 8,455 Series I F-I Shares, approximately 10,442 Series I I shares, approximately 97 Series I E Shares, approximately 46,645 Series II A-II Shares, approximately 13,295 Series II F-I Shares, approximately 2,456 Series II I shares, and approximately 353 Series II E Shares for an aggregate consideration of $2,570.

Share Repurchases

On May 11, 2026, the Company repurchased approximately 439,366 Series I A-II Shares, approximately 40,856 Series I F-I Shares, approximately 32,478 Series I I Shares and approximately 150,318 Series II A-II Shares, approximately 570 Series II E Shares, approximately 23,140 Series II F-I Shares, approximately 1,673 Series II I Shares, of the Company for an aggregate purchase price of $19,488. The final amount to be paid on May 18, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. All dollar amounts in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” are in thousands, unless otherwise noted.

Overview

The Company was formed on April 3, 2023 as a Delaware limited liability company and we conduct our operations in a manner so that we are not an "investment company" under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We are a holding company whose mission is to be a leading owner and operator of and capital provider to Infrastructure Assets across global private markets. In doing so, our objective is to generate excess returns per unit of risk for our Shareholders consisting of both current income and long-term capital appreciation. We plan to establish operations and provide capital to Infrastructure Assets across power and renewables, transportation, digital infrastructure, and social infrastructure sectors (collectively, the “Target Sectors”). We seek to have a global footprint, focusing primarily on opportunities in North America, countries in Western Europe and member states of the Organization for Economic Co-operation and Development (“OECD”).

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

We conduct our operations in a manner so that we are not an "investment company" under the Investment Company Act.

Recent Developments

Infrastructure Assets Activity

For the three months ended March 31, 2026, the Company acquired interests in new Infrastructure Assets as follows:

A subsidiary of the Company has acquired a common equity position in a U.S. hydroelectric power platform operating a diversified portfolio of renewable power generation assets.

A subsidiary of the Company has acquired a common equity follow on position in a U.S. hyperscale data center developer.

A subsidiary of the Company has acquired both a common equity position and a senior first‑lien debt follow on positions to support the purchase of GPUs by a technology business company.

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

Under the Revolving Credit Agreement, the lenders have agreed to make credit available to the Borrowers in an aggregate initial principal amount of up to $400 million, which amount may be increased from time to time with the consent of the parties thereto. The Borrowers’ obligations under the Revolving Credit Agreement are secured by security interests in certain (i) accounts and credit investments of the Borrowers and the Subsidiary Guarantors and (ii) equity interests of the Borrowers in certain directly held subsidiaries. The Revolving Credit Agreement will mature on January 12, 2029, unless the maturity date is extended in accordance with the terms thereof or there is an earlier termination or an acceleration following an event of default. For more information on the Revolving Credit Agreement, see Note 5. Debt to our financial statements in this Quarterly Report on Form 10-Q.

Capital Raise and Distribution Results

For the three months ended March 31, 2026, we raised aggregate subscription proceeds, inclusive of the DRIP, of $33,768, $92,593, and $126,361 for Series I, Series II and the Company, respectively. The subscription proceeds were used to acquire additional Infrastructure Assets and increase our Liquidity Portfolio.

For the three months ended March 31, 2025, we raised aggregate subscription proceeds, inclusive of the DRIP, of $65,670, $90,010, and $155,680 for Series I, Series II and the Company, respectively. The subscription proceeds were used to acquire additional Infrastructure Assets and increase our Liquidity Portfolio.

For the three months ended March 31, 2026, we declared distributions of $4,122, $9,924, and $14,046 for Series I, Series II, and the Company, respectively. For the three months ended March 31, 2025, we declared distributions of $2,384, $5,911, and $8,295 for Series I, Series II, and the Company, respectively.

Results of Operations

We are dependent upon the proceeds from our continuous Private Offering in order to conduct our business. We intend to continue to acquire Infrastructure Assets with the capital received from our continuous Private Offering and any indebtedness that we may incur in connection with such activities.

Discussions of the results of operations for the three months ended March 31, 2026 are as follows:

Overview of Results of Operations

The following table presents our comparative results of operations (in thousands):

	For the three months ended March 31, 2026			For the three months ended March 31, 2025
	Series I	Series II	Total	Series I	Series II	Total
Investment income
Interest income	$3,683	$8,842	$12,525	$4,095	$10,438	$14,533
Dividend income	1,300	3,083	4,383	-	-	-
Total investment income	4,983	11,925	16,908	4,095	10,438	14,533

Expenses
General and administration expenses	813	1,919	2,732	606	1,600	2,206
Directors fees	45	107	152	42	111	153
Deferred offering expenses amortization	40	94	134	36	97	133
Interest expense	400	950	1,350	-	-	-
Management fees, net	185	247	432	261	647	908
Performance fees	677	1,337	2,014	289	674	963
Total expenses	2,160	4,654	6,814	1,234	3,129	4,363
Less: Net expense reimbursement (support) to/from Operating Manager	56	132	188	(117)	(319)	(436)
Net expenses	2,216	4,786	7,002	1,117	2,810	3,927
Net investment income before taxes	2,767	7,139	9,906	2,978	7,628	10,606
Provision for (benefit from) income taxes	2,277	2,559	4,836	1,152	2,417	3,569
Net investment income	490	4,580	5,070	1,826	5,211	7,037

Net realized and unrealized gain/(loss)
Net realized gain/(loss) from investments	368	877	1,245	1	3	4
Net realized gain/(loss) from foreign currencies	-	-	-	-	-	-
Net realized gain/(loss) from derivatives	84	200	284	-	-	-
Net change in unrealized appreciation/(depreciation) from investments	5,999	14,244	20,243	1,799	4,530	6,329
Net change in unrealized appreciation/(depreciation) from foreign currencies	(5)	(11)	(16)	-	-	-
Net change in unrealized appreciation/(depreciation) from derivatives	678	1,629	2,307	95	260	355
Net realized and unrealized gain/(loss)	7,124	16,939	24,063	1,895	4,793	6,688

Net increase in net assets resulting from operations	$7,614	$21,519	$29,133	$3,721	$10,004	$13,725

Discussions of the results of operations for the three months ended March 31, 2026 and 2025 are as follows:

Investment Income

Series I investment income increased/(decreased) by $888 during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, consisting of an increase/(decrease) of $(412) from interest income and $1,300 of dividend income. Series II investment income increased/(decreased) by $1,487 during three months ended March 31, 2026, as compared to the three months ended March 31, 2025, consisting of an increase/(decrease) of $(1,596) from interest income and $3,083 of dividend income. The Company investment income increased/(decreased) by $2,375 during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, consisting of an increase/(decrease) of $(2,008) from interest income and $4,383 of dividend income. The increases were primarily driven by the acquisition of Infrastructure Assets and the expansion of the liquidity portfolio during the three months ended March 31, 2026. The decreases in Interest Income were due to the bifurcation of Interest Income and Dividend Income in the Statement of Operations.

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

Operating Expenses increased by $210, $315, and $525 for Series I, Series II and the Company, respectively, during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increases were due to higher operating costs incurred to support increased transaction activity, as well as an increase in interest expense due to the Credit Facility that began operations in January 2026.

Performance Fees

Performance Fees earned by the Operating Manager increased by $388, $663, and $1,051 for Series I, Series II and the Company, respectively, during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increases were due to an increase in revenues from the Infrastructure Assets and the Liquidity Portfolio driven by investment income, realized gains on investments and unrealized appreciation on investments during the three months ended March 31, 2026.

Refer to Note 6. Related Party Considerations to our financial statements in this Quarterly Report on Form 10-Q for more information regarding Performance Fees.

Net Management Fees

Net Management Fees increased/(decreased) by $(76), $(400), and $(476) for Series I, Series II and the Company, respectively, during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The decreases were due to a higher net impact from special fee offsets.

Refer to Note 6. Related Party Considerations to our financial statements in this Quarterly Report on Form 10-Q for more information regarding Management Fees.

Interest Expense

Interest Expense increased/(decreased) by $400, $950, and $1,350 for Series I, Series II, and the Company, respectively, during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increases were due to the initiation and utilization of the Credit Facility during the three months ended March 31, 2026. The higher average debt balance and associated interest on drawn amounts, together with commitment and unused fees and amortization of deferred financing costs associated with the Credit Facility drove the year-over-year increase in total interest expense.

Refer to Note 5. Debt to our financial statements in this Quarterly Report on Form 10-Q for more information regarding Interest Expense.

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

The Company incurred no organizational expenses for Series I, Series II and the Company during the three months ended March 31, 2026 and 2025, as there were no organizational expenses incurred following the commencement of operations.

Deferred offering expenses amortization increased/(decreased) by $4, $(3), and $1 for Series I, Series II and the Company, respectively, during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increases for Series I and the Company were due to additional offering costs that began amortizing during 2025 and continued during the three months ended March 31, 2026. The decreases for Series II were due to a decrease in deferred costs for the quarter ended March 31, 2026.

Organizational and Offering Expenses are paid by the Operating Manager, subject to potential recoupment as described in Note 6. Related Party Considerations to our financial statements in this Quarterly Report on Form 10-Q.

Selling Commissions and Ongoing Distribution and Servicing Fees

For the three months ended March 31, 2026 and 2025, neither Series paid the Dealer Manager for any annual distribution fees, shareholder servicing fees, upfront selling commission or dealer manager fees.

Refer to Note 6. Related Party Considerations to our financial statements in this Quarterly Report on Form 10-Q for more information regarding selling commissions or dealer manager fees.

Special Fees

Special Fees allocable to the Company used to offset Management Fees increased by $556, $1,135, and $1,691 for Series I, Series II, and the Company, respectively, during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. Special Fees allocable for future Management Fee offset increased/(decreased) by $(106), $(296), and $(402) for Series I, Series II, and the Company, respectively, during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Refer to Note 6. Related Party Considerations to our financial statements in this Quarterly Report on Form 10-Q for more information regarding Special Fees.

Company Expense Support and Conditional Reimbursement of the Operating Manager

Total Net Expense Support (including reimbursement payments) increased/(decreased) by $173, $451, and $624 for Series I, Series II and the Company, respectively, during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increases were due to no expense support being provided by the Operating Manager during the three months ended March 31, 2026, as well as the Company reimbursing the Operating Manager for expense support previously provided.

Refer to Note 6. Related Party Considerations to our financial statements in this Quarterly Report on Form 10-Q for more information regarding Expense Support and Reimbursement Payment.

Income Taxes

Income tax provision increased/(decreased) by $1,125, $142, and $1,267 for Series I, Series II and the Company, respectively, during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increases were due to higher pre-tax investment income and the tax profile of the investments and jurisdictional mix for Infrastructure Assets subject to federal and state income taxes.

Net Realized Gains/(Losses) on Investments, Foreign Currency and Derivatives

Series I total net realized gains/(losses) increased/(decreased) by $451 during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, consisting of an increase/(decrease) of $367 from Infrastructure Assets, $0 from foreign currency, and $84 from derivatives. Series II total net realized gains/(losses) increased/(decreased) by $1,074 during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, consisting of an increase/(decrease) of $874 from Infrastructure Assets, $0 from foreign currency, and $200 from derivatives. The Company total net realized gains/(losses) increased/(decreased) by $1,525 during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, consisting of an increase/(decrease) of $1,241 from Infrastructure Assets, $0 from foreign currency, and $284 from derivatives. The net increases were due to a higher volume of realization events with favorable exit outcomes during the three months ended March 31, 2026.

Net Unrealized Appreciation/(Depreciation) on Investments, Foreign Currency and Derivatives

Series I total net change in unrealized appreciation/(depreciation) increased/(decreased) by $4,778 during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, consisting of an increase/(decrease) of $4,200 from Infrastructure Assets, $(5) from foreign currency, and $583 from foreign currency forward contracts. Series II total net change in unrealized appreciation/(depreciation) increased/(decreased) by $11,072 during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, consisting of an increase/(decrease) of $9,714 from Infrastructure Assets, $(11) from foreign currency, and $1,369 from foreign currency forward contracts. The Company total net change in unrealized appreciation/(depreciation) increased/(decreased) by $15,850 during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, consisting of an increase/(decrease) of $13,914 from Infrastructure Assets, $(16) from foreign currency, and $1,952 from foreign currency forward contracts. The net increases were due to the continued appreciation on existing Infrastructure Assets.

Net Asset Value

We calculate NAV per Share in accordance with valuation policies and procedures that have been approved by our Board. Our NAV per Share of each type of Share is the price at which we sell and repurchase our Shares. The following tables include the number of outstanding shares and provides a breakdown of the major components of our total Net Asset Value as of March 31, 2026 and 2025 ($ in thousands, except shares):

Components of Net Asset Value	March 31, 2026	March 31, 2025
Investments at fair value(1)	$1,754,915	$926,571
Cash and cash equivalents	162,488	189,459
Foreign currencies at fair value(2)	1,645	-
Other assets	38,589	13,416
Derivative assets	2,779	355
Derivative liabilities	(601)	-
Other liabilities	(76,128)	(24,030)
Distributions payable	(14,046)	(8,295)
Accrued performance fee	(2,014)	(963)
Management fee payable	(394)	(4)
Net Asset Value	$1,867,233	$1,096,509
Number of outstanding shares	65,477,580	40,652,783

(1) With respect to March 31, 2026 and 2025 at a cost of $1,612,413 and $881,987, respectively.

(2) With respect to March 31, 2026 at a cost of $1,652.

The following table provides a breakdown of our total Net Asset Value and our NAV per Share by type as of March 31, 2026 ($ in thousands, except shares and per share data):

Type	Monthly Net Asset Value	Number of Outstanding Shares	Net Asset Value per share
Series I
A-II Shares	$404,169	14,303,053	$28.26
F-I Shares	80,276	2,887,051	$27.81
V Shares	1	40	$25.00
E Shares	371	12,929	$28.68
I Shares	63,531	2,284,834	$27.81
S Shares	3	110	$27.79
Series II
A-II Shares	$1,235,938	43,055,056	$28.71
F-I Shares	70,253	2,487,467	$28.24
V Shares	1	40	$25.00
E Shares	1,680	57,657	$29.14
I Shares	11,007	389,233	$28.28
S Shares	3	110	$28.25
Total	$1,867,233	65,477,580

Valuation Methodologies and Significant Inputs

The following table provides quantitative measures used to determine the fair values of our Level III investments as of March 31, 2026 ($ in thousands):

March 31, 2026
Asset Type	Level III Fair Value	Valuation Technique	Unobservable Input	Input
Series I
Investments in Partnership Investment Vehicle	$183,976	Discounted Cash Flow	Discount Rate	8.06% - 18.02%
			Securitization Rate	4.00%
			Terminal Multiple	8.5x - 14.3x
			Exit Cap Rate	6.5x - 7.5x
Investments in Loans	$122,659	Discounted Cash Flow	Discount Rate	6.20% - 18.10%
Total	$306,635

Series II
Investments in Partnership Investment Vehicle	$438,726	Discounted Cash Flow	Discount Rate	8.06% - 18.02%
			Securitization Rate	4.00%
			Terminal Multiple	8.5x - 14.3x
			Exit Cap Rate	6.5x - 7.5x
Investments in Loans	$292,508	Discounted Cash Flow	Discount Rate	6.20% - 18.10%
Total	$731,234

Total
Investments in Partnership Investment Vehicle	$622,702	Discounted Cash Flow	Discount Rate	8.06% - 18.02%
			Securitization Rate	4.00%
			Terminal Multiple	8.5x - 14.3x
			Exit Cap Rate	6.5x - 7.5x
Investments in Loans	$415,167	Discounted Cash Flow	Discount Rate	6.20% - 18.10%
Total	$1,037,869

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

With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase and the value of our debt acquisitions to decline. We may seek to stabilize our financing costs as well as any potential decline in our assets by entering into derivatives, swaps or other financial products to hedge our interest rate risk. In the event we pursue any projects or acquisitions outside of the United States, we may have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We may in the future enter into derivatives or other financial instruments to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations. See Note 4. Derivative Instruments to our financial statements in this Quarterly Report on Form 10-Q for a discussion concerning our hedging activities.

Distributions

For the three months ended March 31, 2026, the Company declared distributions on the following outstanding shares of the Company in the amounts per share set forth below:

Type	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Series I
A-II Shares	$0.21	$0.20
F-I Shares	$0.21	$0.20
E Shares	$0.22	$0.20
I Shares	$0.21	$0.20
S Shares	$0.21	$0.20
Series II
A-II Shares	$0.22	$0.20
F-I Shares	$0.21	$0.20
E Shares	$0.22	$0.20
I Shares	$0.21	$0.20
S Shares	$0.21	$0.20

Liquidity and Capital Resources

As of March 31, 2026, the Company had $162,488 in cash and cash equivalents, primarily the result from sales of our Shares, and $1,645 in Foreign Currencies at fair value.

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

Share Repurchases

For the three months ended March 31, 2026, the Company repurchased 68,326 Series I A-II Shares, 12,255 Series I F-I Shares, 5,116 Series I I Shares, 178,630 Series II A-II Shares, 90,850 Series II I Shares, and 783 Series II E Shares for an aggregate purchase price of $10,061. We expect that the Company will continue to conduct quarterly Share repurchases (each, a “Share Repurchase”) for up to 5.0% of the aggregate NAV of our outstanding Investor Shares and E Shares of each Series (measured across both Series) at a price based on the NAV per Share as of the last business day of the quarter prior to the commencement of a Share Repurchase (the “Repurchase Plan”). Due to tax considerations and other factors, the NAV between each Series will differ, and because of differential fees and other factors, NAV between Share type will differ, but all NAV calculations are expected to be based on the joint underlying economic interests of both Series in the Infrastructure Assets.

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

Cash Flows

The following table summarizes the changes to our cash flows for the three months ended March 31, 2026 and 2025 ($ in thousands):

Cash Flow From:	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Operating Activities	$(162,141)	$(276,250)
Financing Activities	131,736	144,167
Net (decrease) in cash and cash equivalents and foreign currencies	$(30,405)	$(132,083)

Cash used in operating activities

Our cash flow used in operating activities was $(162,141) for the three months ended March 31, 2026, which mostly relates to the acquisition, and the sale and syndication of Infrastructure Assets. Our net increase in net assets resulting from operations was $29,133 for the three months ended March 31, 2026, which reflects income from interest and dividends and an increase in the value of our Infrastructure Assets and Liquidity Portfolio, partially offset by expenses and income taxes incurred.

Our cash flow used in operating activities was $(276,250) for the three months ended March 31, 2025, which primarily reflects the acquisition, sale and syndication of Infrastructure Assets. In addition, our net increase in net assets resulting from operations was $13,725 for the three months ended March 31, 2025, which reflects income from interest, realized gains and an increase in the value of our Infrastructure Assets and Liquidity Portfolio, partially offset by expenses and income taxes incurred.

Cash provided by financing activities

Our cash flow provided by financing activities was $131,736 for the three months ended March 31, 2026, which reflects the gross proceeds from the sale of Shares pursuant to our Private Offering, repurchase of shares, and distribution to investors.

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

Valuation Guidelines

The Company’s Infrastructure Assets are valued at fair value in a manner consistent with U.S. GAAP, including Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure (“ASC Topic 820”), issued by the FASB. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Recent Accounting Pronouncements

See Note 2. Summary of Significant Accounting Policies to our financial statements in this Quarterly Report on Form 10-Q for a discussion concerning recent accounting pronouncements.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

See Note 8. Commitments and Contingencies to our financial statements in this Quarterly Report on Form 10-Q for our contractual obligations and commitments with payments due subsequent to March 31, 2026.

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

Changes in Fair Value

All of our Infrastructure Assets as of March 31, 2026 are reported at fair value. Net changes in the fair value of Infrastructure Assets impact the net increase or decrease in net assets resulting from operations in our Consolidated Statements of Operations. Based on Infrastructure Assets held as of March 31, 2026, we estimate that an immediate 10% increase or decrease in the fair value of Infrastructure Assets generally would result in a commensurate change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the Infrastructure Asset was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Based on the fair value of Infrastructure Assets as of March 31, 2026, we estimate that an immediate, hypothetical 10% increase or decline in the fair value of Infrastructure Assets would result in an increase or decline, respectively, in net assets resulting from operations of $175,492, if not offset by other factors.

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

We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our Infrastructure Assets were denominated as of March 31, 2026 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in a decline in net increase in net assets resulting from operations of $2,987 net of the impact of foreign exchange hedging strategies, if not offset by other factors.

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

We estimate that an immediate, hypothetical 1% increase or decrease in the interest rates would result in an increase or decrease of investment income in Infrastructure Assets of $1,021 and an increase or decrease of interest expense in the Credit Facility of $59 for the three months ended March 31, 2026.

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

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Hedging Activities” in this Quarterly Report on Form 10-Q and Note 4. Derivative Instruments to our financial statements in this Quarterly Report on Form 10-Q for a discussion concerning our hedging activities.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Certifications

The Certifications of the Principal Executive Officer and Principal Financial Officer of the Company required by Section 302 and Section 906 of the Sarbanes-Oxley Act, which are filed or furnished as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Quarterly Report on Form 10-Q, are applicable to each Series individually and to the Company as a whole.

Part II. Other Information

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2026, we were not involved in any material legal proceedings.

Item 1A. Risk Factors

For information regarding the risk factors that could affect the Company’s business, operating results, financial condition and liquidity, see the information under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes to the risk factors previously disclosed in such filing.

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

During the three months ended March 31, 2026, the Company repurchased Shares in the following amounts:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2026 to January 31, 2026	-	$-	-
February 1, 2026 to February 28, 2026	265,141	$28.29	265,141
March 1, 2026 to March 31, 2026	-	$-	-
Total	265,141	$28.29	265,141	-

The Shares listed above were repurchased on February 9, 2026. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Share Repurchases” in this Quarterly Report on Form 10-Q for a discussion of the Company’s share repurchases for applicable share classes during the quarter ended March 31, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10 filed with the SEC on June 15, 2023)

3.2	Third Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.1 to the Registrant’s Current report on Form 8-K filed with the SEC on November 7, 2023)

3.3	Series Agreement of Apollo Infrastructure Company LLC – Series I (incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10 filed with the SEC on June 15, 2023)

3.4	Series Agreement of Apollo Infrastructure Company LLC – Series II (incorporated by reference to Exhibit 3.5 to the Registrant’s Form 10 filed with the SEC on June 15, 2023)

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10/A filed with the SEC on December 19, 2023)

4.2	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10/A filed with the SEC on December 19, 2023)

4.3	Share Repurchase Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10/A filed with the SEC on December 19, 2023)

10.1	Revolving Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 16, 2026)

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

APOLLO INFRASTRUCTURE COMPANY LLC

/s/ Yvette Novo
Date: May 14, 2026	Chief Financial Officer
(Principal Financial Officer)