Form 10-Q
period 2026-06-30
Apollo Infrastructure Co LLC
filed 2026-08-14
CIK 1971381

3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 13, 2026, the registrant had, (i) with respect to Series I limited liability company interests, 40 V Shares, 14,666,115 A-II Shares, 89,262 E Shares, 2,865,613 F-I Shares, 110 S Shares and 2,764,757 I Shares and (ii) with respect to Series II limited liability company interests, 40 V Shares, 46,896,481 A-II Shares, 64,809 E Shares, 2,501,935 F-I Shares, 110 S Shares and 566,197 I Shares outstanding.

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

Part I. Financial Information

Item 1. Financial Statements

Apollo Infrastructure Company LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	as of June 30, 2026 (Unaudited)			as of December 31, 2025
	Series I	Series II	Total	Series I	Series II	Total
Assets
Investments at fair value (cost at June 30, 2026 of $554,560; $1,359,133; $1,913,693; and at December 31, 2025 of $433,853; $1,019,236; $1,453,089; respectively)	$608,376	$1,493,421	$2,101,797	$468,403	$1,106,960	$1,575,363
Cash and cash equivalents	48,816	122,643	171,459	58,111	139,281	197,392
Foreign currencies at fair value (cost at June 30, 2026 of $602; $1,478; $2,080; respectively and at December 31, 2025 of $332; $785; $1,117; respectively)	593	1,463	2,056	335	791	1,126
Receivable from investments sold	9,941	24,398	34,339	-	-	-
Prepaid expenses and other assets	1,777	4,333	6,110	2,412	5,555	7,967
Deferred offering expenses	367	900	1,267	456	1,078	1,534
Deferred financing costs	1,584	3,888	5,472	-	-	-
Derivative assets	1,284	3,128	4,412	313	747	1,060
Due from Operating Manager	2,174	5,337	7,511	2,434	5,753	8,187
Total assets	$674,912	$1,659,511	$2,334,423	$532,464	$1,260,165	$1,792,629
Liabilities
Credit facility	$73,811	$181,189	$255,000	$-	$-	$-
Derivative liabilities	168	391	559	332	857	1,189
Management fee payable	201	337	538	283	547	830
Performance fee payable	1,818	3,635	5,453	2,766	5,696	8,462
Distribution payable	4,328	10,749	15,077	3,842	9,155	12,997
Deferred taxes liability	12,060	20,499	32,559	7,598	13,435	21,033
Other accrued expenses and liabilities	3,476	4,652	8,128	1,506	2,151	3,657
Due to Operating Manager	2,174	5,337	7,511	2,434	5,753	8,187
Notes Payable	214	214	428	214	214	428
Subscription proceeds payable	-	200	200	-	-	-
Total liabilities	$98,250	$227,203	$325,453	$18,975	$37,808	$56,783
Commitments and contingencies (Note 8)
Total net assets	$576,662	$1,432,308	$2,008,970	$513,489	$1,222,357	$1,735,846

Net assets are comprised of:
A-II Shares, at June 30, 2026; Series I: 14,540,028; Series II: 45,924,742; and Total: 60,464,770 and at December 31, 2025; Series I: 13,598,460; Series II: 40,151,313; and Total: 53,749,773, shares authorized, issued and outstanding; respectively	$417,466	$1,343,262	$1,760,728	$381,566	$1,142,019	$1,523,585
F-I Shares, at June 30, 2026; Series I: 2,871,506; Series II: 2,490,465; and Total: 5,361,971, and at December 31, 2025; Series I: 2,747,440; Series II: 2,415,511; and Total: 5,162,951, shares authorized, issued and outstanding; respectively	80,954	71,524	152,478	75,955	67,681	143,636
E Shares, at June 30, 2026; Series I: 88,087; Series II: 64,177; and Total: 152,264 and at December 31, 2025; Series I: 10,128; Series II: 54,269; and Total: 64,397, shares authorized, issued and outstanding; respectively	2,572	1,909	4,481	288	1,565	1,853
V Shares, at June 30, 2026 Series I: 40; Series II: 40; and Total: 80, and at December 31, 2025; Series I: 40; Series II: 40; and Total: 80, shares authorized, issued and outstanding; respectively	1	1	2	1	1	2

	as of June 30, 2026 (Unaudited)			as of December 31, 2025
	Series I	Series II	Total	Series I	Series II	Total
I Shares at June 30, 2026; Series I: 2,688,258; Series II: 543,697; and Total: 3,231,955 and at December 31, 2025; Series I: 2,011,856; Series II: 394,865; and Total: 2,406,721, shares authorized, issued and outstanding; respectively	75,666	15,609	91,275	55,676	11,088	66,764
S Shares at June 30, 2026; Series I: 110; Series II: 110; and Total: 220 shares and at December 31, 2025; Series I: 110; Series II: 110; and Total: 220, shares authorized, issued and outstanding; respectively	3	3	6	3	3	6
Total net assets	$576,662	$1,432,308	$2,008,970	$513,489	$1,222,357	$1,735,846

Net asset value per share
A-II Shares:
Net assets	$417,466	$1,343,262	$1,760,728	$381,566	$1,142,019	$1,523,585
Shares outstanding	14,540,028	45,924,742	60,464,770	13,598,460	40,151,313	53,749,773
Net asset value per share	$28.71	$29.25	$29.12	$28.06	$28.44	$28.35
F-I Shares:
Net assets	$80,954	$71,524	$152,478	$75,955	$67,681	$143,636
Shares outstanding	2,871,506	2,490,465	5,361,971	2,747,440	2,415,511	5,162,951
Net asset value per share	$28.19	$28.72	$28.44	$27.65	$28.02	$27.82
E Shares:
Net assets	$2,572	$1,909	$4,481	$288	$1,565	$1,853
Shares outstanding	88,087	64,177	152,264	10,128	54,269	64,397
Net asset value per share	$29.20	$29.75	$29.43	$28.44	$28.83	$28.77
V Shares:
Net assets	$1	$1	$2	$1	$1	$2
Shares outstanding	40	40	80	40	40	80
Net asset value per share	$25.00	$25.00	$25.00	$25.00	$25.00	$25.00
I Shares:
Net assets	$75,666	$15,609	$91,275	$55,676	$11,088	$66,764
Shares outstanding	2,688,258	543,697	3,231,955	2,011,856	394,865	2,406,721
Net asset value per share	$28.15	$28.71	$28.24	$27.67	$28.08	$27.74
S Shares:
Net assets	$3	$3	$6	$3	$3	$6
Shares outstanding	110	110	220	110	110	220
Net asset value per share	$28.12	$28.67	$28.40	$27.66	$28.06	$27.86

See notes to consolidated financial statements

Apollo Infrastructure Company LLC

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	For the three months ended June 30, 2026			For the six months ended June 30, 2026			For the three months ended June 30, 2025			For the six months ended June 30, 2025
	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Investment income
Interest income	$4,250	$10,399	$14,649	$7,933	$19,239	$27,172	$4,403	$10,599	$15,002	$8,498	$21,037	$29,535
Dividend income	1,199	2,922	4,121	2,499	6,005	8,504	1,198	2,915	4,113	1,198	2,915	4,113
Total investment income	$5,449	$13,321	$18,770	$10,432	$25,244	$35,676	$5,601	$13,514	$19,115	$9,696	$23,952	$33,648

Expenses
General and administration expenses	$775	$1,862	$2,637	$1,588	$3,781	$5,369	$627	$1,520	$2,147	$1,233	$3,120	$4,353
Directors fees	45	108	153	90	215	305	45	111	156	87	222	309
Deferred offering expenses amortization	38	94	132	78	188	266	38	95	133	74	192	266
Interest expense	664	1,620	2,284	1,064	2,570	3,634	-	-	-	-	-	-
Management fees, net	539	949	1,488	724	1,196	1,920	452	891	1,343	713	1,538	2,251
Performance fees	1,141	2,298	3,439	1,818	3,635	5,453	418	876	1,294	707	1,550	2,257
Total expenses	$3,202	$6,931	$10,133	$5,362	$11,585	$16,947	$1,580	$3,493	$5,073	$2,814	$6,622	$9,436
Less: Net expense reimbursement (support) to/from Operating Manager	141	347	488	197	479	676	-	-	-	(117)	(319)	(436)
Net expenses	$3,343	$7,278	$10,621	$5,559	$12,064	$17,623	$1,580	$3,493	$5,073	$2,697	$6,303	$9,000
Net investment income before taxes	$2,106	$6,043	$8,149	$4,873	$13,180	$18,053	$4,021	$10,021	$14,042	$6,999	$17,649	$24,648
Provision for (benefit from) income taxes	3,739	4,787	8,526	6,016	7,346	13,362	1,389	1,823	3,212	2,541	4,240	6,781
Net investment income	$(1,633)	$1,256	$(377)	$(1,143)	$5,834	$4,691	$2,632	$8,198	$10,830	$4,458	$13,409	$17,867
Net realized and unrealized gain/(loss)
Net realized gain/(loss) from investments	467	1,146	1,613	835	2,023	2,858	3,682	8,746	12,428	3,683	8,749	12,432
Net realized gain/(loss) from foreign currencies	93	227	320	93	227	320	-	-	-	-	-	-
Net realized gain/(loss) from derivatives	151	371	522	235	571	806	-	-	-	-	-	-
Net change in unrealized appreciation/(depreciation) from investments	13,278	32,311	45,589	19,277	46,553	65,830	(518)	(1,060)	(1,578)	1,281	3,470	4,751
Net change in unrealized appreciation/(depreciation) from foreign currencies	(4)	(12)	(16)	(9)	(23)	(32)	-	-	-	-	-	-
Net change in unrealized appreciation/(depreciation) from derivatives	446	1,229	1,675	1,124	2,858	3,982	(615)	(1,575)	(2,190)	(520)	(1,315)	(1,835)
Net realized and unrealized gain/(loss)	$14,431	$35,272	$49,703	$21,555	$52,209	$73,764	$2,549	$6,111	$8,660	$4,444	$10,904	$15,348

Net increase (decrease) in net assets resulting from operations	$12,798	$36,528	$49,326	$20,412	$58,043	$78,455	$5,181	$14,309	$19,490	$8,902	$24,313	$33,215

See notes to consolidated financial statements

Apollo Infrastructure Company LLC

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

	For the three months ended June 30, 2026			For the six months ended June 30, 2026			For the three months ended June 30, 2025			For the six months ended June 30, 2025
	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Operations
Net investment income	$(1,633)	$1,256	$(377)	$(1,143)	$5,834	$4,691	$2,632	$8,198	$10,830	$4,458	$13,409	$17,867
Net realized gain/(loss) from investments	467	1,146	1,613	835	2,023	2,858	3,682	8,746	12,428	3,683	8,749	12,432
Net realized gain/(loss) from foreign currencies	93	227	320	93	227	320	-	-	-	-	-	-
Net realized gain/(loss) from derivatives	151	371	522	235	571	806	-	-	-	-	-	-
Net change in unrealized appreciation/(depreciation) from investments	13,278	32,311	45,589	19,277	46,553	65,830	(518)	(1,060)	(1,578)	1,281	3,470	4,751
Net change in unrealized appreciation/(depreciation) from foreign currencies	(4)	(12)	(16)	(9)	(23)	(32)	-	-	-	-	-	-
Net change in unrealized appreciation/(depreciation) from derivatives	446	1,229	1,675	1,124	2,858	3,982	(615)	(1,575)	(2,190)	(520)	(1,315)	(1,835)
Net increase (decrease) in net assets resulting from operations	$12,798	$36,528	$49,326	$20,412	$58,043	$78,455	$5,181	$14,309	$19,490	$8,902	$24,313	$33,215
Distributions
A-II Shares:	$(3,133)	$(10,081)	$(13,214)	$(6,171)	$(19,380)	$(25,551)	$(2,304)	$(6,798)	$(9,102)	$(4,351)	$(12,472)	$(16,823)
F-I Shares:	(608)	(537)	(1,145)	(1,211)	(1,065)	(2,276)	(498)	(242)	(740)	(764)	(465)	(1,229)
E Shares:	(19)	(14)	(33)	(22)	(27)	(49)	(2)	(8)	(10)	(4)	(15)	(19)
I Shares:	(568)	(117)	(685)	(1,046)	(200)	(1,246)	(210)	(44)	(254)	(279)	(51)	(330)
S Shares:	-	-	-	-	-	-	-	-	-	-	-	-
Net increase (decrease) in net assets resulting from distributions	$(4,328)	$(10,749)	$(15,077)	$(8,450)	$(20,672)	$(29,122)	$(3,014)	$(7,092)	$(10,106)	$(5,398)	$(13,003)	$(18,401)
Capital Share Transaction
A-II Shares:
Consideration from issuance of shares	$19,027	$86,101	$105,128	$40,564	$172,856	$213,420	$32,737	$144,134	$176,871	$84,963	$229,699	$314,662
Reinvestment of distributions	247	1,339	1,586	479	2,631	3,110	137	786	923	160	1,540	1,700
Repurchases of shares	(12,442)	(4,446)	(16,888)	(14,359)	(9,527)	(23,886)	(1,156)	(2,238)	(3,394)	(1,843)	(6,182)	(8,025)
F-I Shares:
Consideration from issuance of shares	$469	$365	$834	$4,456	$2,026	$6,482	$30,585	$2,083	$32,668	$34,763	$4,381	$39,144
Reinvestment of distributions	235	375	610	453	738	1,191	85	181	266	149	343	492
Repurchases of shares	(1,136)	(654)	(1,790)	(1,475)	(654)	(2,129)	(762)	-	(762)	(1,028)	-	(1,028)
E Shares:
Consideration from issuance of shares	$2,153	$200	$2,353	$2,231	$312	$2,543	$-	$279	$279	$105	$637	$742
Reinvestment of distributions	3	10	13	5	20	25	2	6	8	3	9	12
Repurchases of shares	-	(17)	(17)	-	(39)	(39)	-	(22)	(22)	-	(22)	(22)
I Shares:
Consideration from issuance of shares	$11,898	$4,352	$16,250	$19,363	$6,687	$26,050	$18,342	$4,960	$23,302	$27,412	$5,827	$33,239
Reinvestment of distributions	290	69	359	539	136	675	58	6	64	58	6	64
Repurchases of shares	(903)	(47)	(950)	(1,045)	(2,606)	(3,651)	-	-	-	-	-	-
S Shares:
Consideration from issuance of shares	$-	$-	$-	$-	$-	$-	$-	$-	$-	$3	$3	$6
Reinvestment of distributions	-	-	-	-	-	-	-	-	-	-	-	-
Repurchases of shares	-	-	-	-	-	-	-	-	-	-	-	-

	For the three months ended June 30, 2026			For the six months ended June 30, 2026			For the three months ended June 30, 2025			For the six months ended June 30, 2025
	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
V Shares:
Consideration from issuance of shares	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Net increase (decrease) in capital share transaction	$19,841	$87,647	$107,488	$51,211	$172,580	$223,791	$80,028	$150,175	$230,203	$144,745	$236,241	$380,986
Net Assets
Total increase (decrease) in net assets during the period	$28,311	$113,426	$141,737	$63,173	$209,951	$273,124	$82,195	$157,392	$239,587	$148,249	$247,551	$395,800
Net assets at beginning of period	548,351	1,318,882	1,867,233	513,489	1,222,357	1,735,846	313,603	782,906	1,096,509	247,549	692,747	940,296
Net assets at end of period	$576,662	$1,432,308	$2,008,970	$576,662	$1,432,308	$2,008,970	$395,798	$940,298	$1,336,096	$395,798	$940,298	$1,336,096

See notes to consolidated financial statements

Apollo Infrastructure Company LLC

Consolidated Statements of Cash Flows (Unaudited)

(in thousands, except share and per share data)

	For the six months ended June 30, 2026			For the six months ended June 30, 2025
	Series I	Series II	Total	Series I	Series II	Total
Operating activities
Net increase/(decrease) in net assets resulting from operations	$20,412	$58,043	$78,455	$8,902	$24,313	$33,215
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash used in operating activities:

Net realized (gain)/loss on investments	(835)	(2,023)	(2,858)	-	-	-
Amortization of restricted stock shares	29	71	100	29	75	104
Amortization of deferred financing costs	322	773	1,095	-	-	-
Net change in unrealized (appreciation)/depreciation from investments	(19,277)	(46,553)	(65,830)	(1,281)	(3,470)	(4,751)
Net change in unrealized (appreciation)/depreciation from foreign currency	9	23	32	-	-	-
Net change in unrealized (appreciation)/depreciation from derivatives	(1,124)	(2,858)	(3,982)	520	1,315	1,835
Payment-in-kind interest capitalized	(1,831)	(4,494)	(6,325)	(3,553)	(8,849)	(12,402)
Acquisition of Infrastructure Assets, net of rebalancing transaction of $14,536 to Series I and $(14,536) to Series II for the six months ended June 30, 2026 and $25,174 to Series I and $(25,174) to Series II for the six months ended June 30, 2025	(184,943)	(494,728)	(679,671)	(154,014)	(295,939)	(449,953)
Proceeds from sale of investments	66,903	161,350	228,253	46,186	112,206	158,392
Deferred offering expenses amortization	78	188	266	74	192	266
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid expenses and other assets, excluding restricted cash	2,263	5,194	7,457	(341)	292	(49)
(Increase)/decrease in receivable from Investments sold	(9,941)	(24,398)	(34,339)	-	-	-
(Increase)/decrease in deferred offering expenses	11	(11)	-	(64)	64	-
(Increase)/decrease in due from Operating Manager	260	416	676	(392)	(43)	(435)
(Decrease)/increase in Management fee payable	(82)	(210)	(292)	94	109	203
(Decrease)/increase in accrued performance fees	(948)	(2,061)	(3,009)	(276)	(1,171)	(1,447)
(Decrease)/increase in deferred taxes liability	4,462	7,064	11,526	121	(443)	(322)
(Decrease)/increase in other accrued expenses and liabilities	1,970	2,501	4,471	2,293	4,512	6,805
(Decrease)/increase in due to Operating Manager	(260)	(416)	(676)	428	147	575
Net cash used in operating activities	$(122,522)	$(342,129)	$(464,651)	$(101,274)	$(166,690)	$(267,964)
Financing activities
Proceeds from issuance of shares	66,614	181,881	248,495	147,246	240,547	387,793
Note Borrowings	-	-	-	214	214	428
Borrowings from credit facility	73,811	181,189	255,000	-	-	-
Payment on repurchases of shares	(16,879)	(12,826)	(29,705)	(2,871)	(6,204)	(9,075)
Distribution	(6,489)	(15,554)	(22,043)	(3,877)	(9,194)	(13,071)
Payment of deferred financing costs	(1,906)	(4,661)	(6,567)	-	-	-
Subscription proceeds payable	-	200	200	-	-	-
Net cash provided by financing activities	$115,151	$330,229	$445,380	$140,712	$225,363	$366,075

Cash and cash equivalents
Effect of exchange rate changes on cash and cash equivalents and foreign currencies at fair value	(9)	(23)	(32)	-	-	-
Net (decrease)/increase in cash and cash equivalents	(7,380)	(11,923)	(19,303)	39,438	58,673	98,111
Cash and cash equivalents, foreign currencies at fair value and restricted cash at beginning of period(1)	58,161	139,397	197,558	84,681	236,861	321,542
Cash, Cash equivalents, foreign currencies at fair value and restricted cash at end of period(2)	$50,781	$127,474	$178,255	$124,119	$295,534	$419,653

	For the six months ended June 30, 2026			For the six months ended June 30, 2025
	Series I	Series II	Total	Series I	Series II	Total

Supplemental disclosure of cash flow information:
Income taxes paid	$797	$1,784	$2,581	$643	$1,310	$1,953
Payment-in-kind income	1,831	4,494	6,325	3,553	8,849	12,402
Noncash financing activities not included - distribution payable	4,328	10,749	15,077	3,014	7,092	10,106
Noncash financing activities not included - reinvestment of distribution	1,476	3,525	5,001	370	1,898	2,268
Interest expense paid	235	554	789	-	-	-

(1) Included in Cash, cash equivalents and restricted cash as of December 31, 2025, are $285, $675 and $960 for Series I, Series II and the Company, respectively, of restricted cash as collateral, which are netted and included in either prepaid expenses and other assets or other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities. As of December 31, 2024, the Company did not hold any restricted cash as collateral.

(2) Included in Cash, cash equivalents and restricted cash as of June 30, 2026, are $1,372, $3,368, and $4,740 for Series I, Series II and the Company, respectively, of restricted cash as collateral, which are netted and included in either prepaid expenses and other assets or other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities. As of June 30, 2025, such amounts were $410, $970 and $1,380 for Series I, Series II and the Company, respectively.

See notes to consolidated financial statements

Apollo Infrastructure Company LLC

Condensed Consolidated Schedules of Investments (Unaudited)

June 30, 2026

(in thousands, except share and per share data)

			Series I			Series II			Total
Description	Geography/ Region	Industry/ Type	Principal Amount or Number of Shares	Fair Value	Fair Value as a Percentage of Net Assets(1)	Principal Amount or Number of Shares	Fair Value	Fair Value as a Percentage of Net Assets(1)	Principal Amount or Number of Shares	Fair Value	Fair Value as a Percentage of Net Assets(1)
Investments in Partnership Investment Vehicle:(2)
Other Infrastructure Assets(3)	United States	Power & Utilities		$72,074	12.5%		$176,933	12.4%		$249,007	12.4%
AP Pegasus Holdings, SCSP(4)	Canada	Power & Utilities		49,552	8.6%		121,639	8.5%		171,191	8.5%
AIC 3-Z Subsidiary, LLC(5)	United States	Various		47,575	8.3%		116,785	8.2%		164,360	8.2%
AP Jaguar Holdings, LLC(6)	United States	Power & Utilities		46,237	8.0%		113,501	7.9%		159,738	8.0%
Novus Holdings Parent, L.P.	United States	Transportation		41,768	7.2%		102,530	7.2%		144,298	7.2%
AP Aegis Aggregator, SCSp(7)	Europe	Digital		41,358	7.2%		101,524	7.1%		142,882	7.1%
Phoebe JV Energy, LLC	United States	Power & Utilities	19,526	31,745	5.5%	47,931	77,927	5.4%	67,457	109,672	5.5%
AP Ballast, L.P.(8)	United States	Transportation		29,314	5.1%		71,958	5.0%		101,272	5.0%
Other Infrastructure Assets	Norway	Transportation		27,169	4.7%		66,693	4.7%		93,862	4.7%
Other Infrastructure Assets	United States	Transportation		26,736	4.6%		65,630	4.6%		92,366	4.6%
Other Infrastructure Assets	United States	Digital		21,855	3.8%		53,648	3.7%		75,503	3.8%
Other Infrastructure Assets	United States	Social		22,032	3.8%		54,083	3.8%		76,115	3.8%
Other Infrastructure Assets	Canada	Social		17,858	3.1%		43,838	3.1%		61,696	3.1%
Total Investments in Partnership Investment Vehicle (Cost of $421,757; $1,036,071; $1,457,828)				$475,273	82.4%		$1,166,689	81.6%		$1,641,962	81.9%

Investments in Loans:
Other Infrastructure Assets(3)	United States	Digital		$59,542	10.3%		$146,160	10.2%		$205,702	10.2%
Other Infrastructure Assets(3)	United States	Power & Utilities		29,203	5.1%		71,686	5.0%		100,889	5.0%
Other Infrastructure Assets	United States	Transportation		21,187	3.7%		52,009	3.6%		73,196	3.6%
Other Infrastructure Assets	Various	Digital		9,304	1.6%		22,838	1.6%		32,142	1.6%
Other Infrastructure Assets	Various	Transportation		7,063	1.2%		17,337	1.2%		24,400	1.2%
Other Infrastructure Assets	Europe	Digital		6,804	1.2%		16,702	1.2%		23,506	1.2%
Total Investments in Loans (Cost of $132,803; $323,062; $455,865)				$133,103	23.1%		$326,732	22.8%		$459,835	22.8%

Total Investments (Cost of $554,560; $1,359,133; $1,913,693)				$608,376	105.5%		$1,493,421	104.4%		$2,101,797	104.7%

			Series I			Series II			Total
Description	Geography/ Region	Industry/ Type	Principal Amount or Number of Shares	Fair Value	Fair Value as a Percentage of Net Assets(1)	Principal Amount or Number of Shares	Fair Value	Fair Value as a Percentage of Net Assets(1)	Principal Amount or Number of Shares	Fair Value	Fair Value as a Percentage of Net Assets(1)
Derivative Assets:(9)
Foreign Currency Forward Contracts	N/A	N/A		$1,284	0.2%		$3,128	0.2%		$4,412	0.2%
Total Derivative Assets				$1,284	0.2%		$3,128	0.2%		$4,412	0.2%

Derivative Liabilities:(9)
Foreign Currency Forward Contracts	N/A	N/A		$(168)	0.0%		$(391)	0.0%		$(559)	0.0%
Total Derivative Liabilities				$(168)	0.0%		$(391)	0.0%		$(559)	0.0%

Total Investments, Derivative Assets and Derivative Liabilities (Cost of $554,560; $1,359,133; $1,913,693)				$609,492	105.7%		$1,496,158	104.6%		$2,105,650	104.9%
(1)
Fair Value as a percentage of Net Assets shown as a percentage of Net Assets of the respective Series. Numbers may not add due to rounding.
(2)
Partnership investment vehicle includes investments in both limited partnerships and limited liability companies.
(3)
There were no single investments included in this category that exceeded 5% of net assets.
(4)
Series I, Series II and the Company indirectly own 49,599,116, 121,754,312, and 171,353,428 units, respectively, in Pembina Gas Infrastructure Inc., through AP Pegasus Holdings, SCSP an investment in the Power & Utilities industry in Canada. The fair value of Series I, Series II and the Company investment in units of Pembina Gas Infrastructure Inc. were $49,552, $121,639 and $171,191, respectively, and the percentage of Net Asset Value of Series I, Series II, and the Company for each investment was 8.5%.
(5)
Represents an investment in an affiliated entity of the Company.
(6)
Series I, Series II and the Company indirectly own 43,418,259, 106,581,741, and 150,000,000 units, respectively, in Eagle Creek Holdings, LLC, through AP Jaguar Holdings, LLC an investment in the Power & Utilities industry in the United States. The fair value of Series I, Series II and the Company investment in units of Eagle Creek Holdings, LLC were $46,232, $113,489 and $159,721, respectively, and the percentage of Net Asset Value of Series I, Series II, and the Company for each investment was 8.0%.
(7)
Series I, Series II and the Company indirectly own 353,920,082, 868,791,607, and 1,222,711,689 units, respectively, in Aegis TopCo S.a.r.l., through AP Aegis Aggregator, SCSp an investment in the Digital industry in Europe. The fair value of Series I, Series II and the Company investment in units of Aegis TopCo S.a.r.l. were $41,289, $101,356 and $142,645, respectively, and the percentage of Net Asset Value of Series I, Series II, and the Company for each investment was 7.2%.
(8)
Series I, Series II and the Company indirectly own 2,895, 7,105, and 10,000 units, respectively, in Watco Companies LLC, through AP Ballast, L.P. an investment in the Transportation industry in the United States. The fair value of Series I, Series II and the Company investment in units of Watco Companies LLC were $29,320, $71,974 and $101,294 respectively, and the percentage of Net Asset Value of Series I, Series II, and the Company for each investment was 5.0%.
(9)
Refer to Note 4. Derivative Instruments for additional information of derivative assets and derivative liabilities.

See notes to consolidated financial statements.

Apollo Infrastructure Company LLC

Condensed Consolidated Schedules of Investments

December 31, 2025

(in thousands, except share and per share data)

			Series I			Series II			Total
Description	Geography/ Region	Industry/ Type	Principal Amount or Number of Shares	Fair Value	Fair Value as a Percentage of Net Assets(1)	Principal Amount or Number of Shares	Fair Value	Fair Value as a Percentage of Net Assets(1)	Principal Amount or Number of Shares	Fair Value	Fair Value as a Percentage of Net Assets(1)
Investments in Partnership Investment Vehicle:(2)
Other Infrastructure Assets(3)	United States	Power & Utilities		$69,390	13.5%		$163,989	13.4%		$233,379	13.4%
AIC 3-Z Subsidiary, LLC(4)	United States	Various		43,483	8.5%		102,764	8.4%		146,247	8.4%
AP Aegis Aggregator, SCSp(5)	Europe	Digital		39,802	7.8%		94,061	7.7%		133,863	7.7%
Novus Holdings Parent, L.P.	United States	Transportation		38,435	7.5%		90,832	7.4%		129,267	7.4%
Phoebe JV Energy, LLC	United States	Power & Utilities	20,057	31,855	6.2%	47,400	75,281	6.2%	67,457	107,136	6.2%
AP Ballast, L.P.(6)	United States	Transportation		29,363	5.7%		69,391	5.7%		98,754	5.7%
Other Infrastructure Assets(3)	United States	Transportation		28,132	5.5%		66,482	5.4%		94,614	5.5%
AP Hercules Aggregator SCSp(7)	Norway	Transportation		26,814	5.2%		63,367	5.2%		90,181	5.2%
Other Infrastructure Assets	Canada	Social		17,507	3.4%		41,374	3.4%		58,881	3.4%
Other Infrastructure Assets	United States	Digital		8,767	1.7%		20,719	1.7%		29,486	1.7%
Total Investments in Partnership Investment Vehicle (Cost of $299,438; $703,624; $1,003,062)				$333,548	65.0%		$788,260	64.5%		$1,121,808	64.6%

Investments in Loans:
Other Infrastructure Assets(3)	United States	Power & Utilities		$56,406	11.0%		$133,305	10.9%		$189,711	10.9%
Other Infrastructure Assets(3)	United States	Digital		49,102	9.6%		116,043	9.5%		165,145	9.5%
Other Infrastructure Assets	United States	Transportation		14,273	2.8%		33,730	2.8%		48,003	2.8%
Other Infrastructure Assets	Europe	Digital		7,172	1.4%		16,950	1.4%		24,122	1.4%
Other Infrastructure Assets	Various	Transportation		6,820	1.3%		16,116	1.3%		22,936	1.3%
Other Infrastructure Assets	Various	Digital		1,082	0.2%		2,556	0.2%		3,638	0.2%
Total Investments in Loans (Cost of $134,415; $315,612; $450,027)				$134,855	26.3%		$318,700	26.1%		$453,555	26.1%

Total Investments (Cost of $433,853; $1,019,236; $1,453,089)				$468,403	91.3%		$1,106,960	90.6%		$1,575,363	90.7%

			Series I			Series II			Total
Description	Geography/ Region	Industry/ Type	Principal Amount or Number of Shares	Fair Value	Fair Value as a Percentage of Net Assets(1)	Principal Amount or Number of Shares	Fair Value	Fair Value as a Percentage of Net Assets(1)	Principal Amount or Number of Shares	Fair Value	Fair Value as a Percentage of Net Assets(1)
Derivative Assets:(8)
Foreign Currency Forward Contracts	N/A	N/A		$313	0.1%		$747	0.1%		$1,060	0.1%
Total Derivative Assets				$313	0.1%		$747	0.1%		$1,060	0.1%

Derivative Liabilities:(8)
Foreign Currency Forward Contracts	N/A	N/A		$(332)	-0.1%		$(857)	-0.1%		$(1,189)	-0.1%
Total Derivative Liabilities				$(332)	-0.1%		$(857)	-0.1%		$(1,189)	-0.1%

Total Investments, Derivative Assets and Derivative Liabilities (Cost of $433,853; $1,019,236; $1,453,089)				$468,384	91.2%		$1,106,850	90.6%		$1,575,234	90.7%

(1)
Fair Value as a percentage of Net Assets shown as a percentage of Net Assets of the respective Series. Numbers may not sum due to rounding.
(2)
Partnership investment vehicle includes investments in both limited partnerships and limited liability companies.
(3)
There were no single investments included in this category that exceeded 5% of net assets.
(4)
Represents an investment in an affiliated entity of the Company.
(5)
Series I, Series II and the Company indirectly own 363,550,624, 859,161,065, and 1,222,711,689 units, respectively, in Aegis TopCo S.a.r.l., through AP Aegis Aggregator, SCSp an investment in the Digital industry in Europe. The fair value of Series I, Series II and the Company investment in units of Aegis TopCo S.a.r.l. were $39,726, $93,883 and $133,609, respectively, and the percentage of Net Asset Value of Series I, Series II, and the Company for each investment was 7.8%.
(6)
Series I, Series II and the Company indirectly own 2,973, 7,027, and 10,000 units, respectively, in Watco Companies LLC., through AP Ballast, L.P., an investment in the Transportation industry in the United States. The fair value of Series I, Series II and the Company investment in units of Watco Companies LLC were $29,361, $69,389 and $98,750, respectively, and the percentage of Net Asset Value of Series I, Series II, and the Company for each investment was 5.7%.
(7)
Series I, Series II and the Company indirectly own 24,570,172, 58,065,463, and 82,635,635 units, respectively, in AP Hercules UK Ltd, through AP Hercules Aggregator SCSp, an investment in the Transportation industry in Norway. The fair value of Series I, Series II and the Company investment in units of AP Hercules UK Ltd were $26,843, $63,436 and $90,279, respectively, and the percentage of Net Asset Value of Series I, Series II, and the Company for each investment was 5.2%.
(8)
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

Cash and Cash Equivalents – As of June 30, 2026 and December 31, 2025, cash and cash equivalents were comprised of cash and fundings into money market funds sponsored by a U.S. financial institution. As of June 30, 2026, Series I, Series II, and the Company held $48,816, $122,643, and $171,459, respectively, in money market funds, all of which were held in the Goldman Sachs Financial Square Government Fund. As of December 31, 2025, Series I, Series II, and the Company held $58,111, $139,281, and $197,392, respectively, in money market funds, all of which were held in the Goldman Sachs Financial Square Government Fund.

Organizational and Offering Expenses – Organizational expenses are expensed as incurred. Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business.

Offering expenses include registration fees and legal fees regarding the preparation of the Company’s registration statement on Form 10. Offering expenses are accounted for as deferred costs until operations begin. For the three months ended June 30, 2026, Series I, Series II, and the Company deferred offering expenses amortization were $38, $94, and $132, respectively. For the six months ended June 30, 2026, Series I, Series II, and the Company deferred offering expenses amortization were $78, $188, and $266, respectively. For the three months ended June 30, 2025, Series I, Series II, and the Company deferred offering expenses amortization were $38, $95, and $133, respectively. For the six months ended June 30, 2025, Series I, Series II, and the Company deferred offering expenses amortization were $74, $192, and $266, respectively

As of June 30, 2026, deferred offering expenses for Series I, Series II and the Company were $367, $900 and $1,267, respectively. As of December 31, 2025, Series I, Series II and the Company deferred offering expenses were $456, $1,078 and $1,534, respectively.

The Operating Manager may elect to provide expense support for certain organization and offering expenses which is subject to potential recoupment as described in Note 6 Related Party Considerations.

Investment Income – The Company records dividend income and accrues interest income pursuant to the terms of the respective Infrastructure Asset, unless, in the case of dividend income, the Company determines that the Infrastructure Asset does not have positive earnings in which case such dividend income is treated as a return of capital. Payment-in-Kind (PIK) interest is accrued monthly on PIK fixed income securities in accordance with the contractual terms of those Infrastructure Assets. In the case of proceeds received from investments in a partnership investment vehicle and limited partnerships, the Company determines the character of such proceeds and record any interest income, dividend income, realized gains or returns of capital accordingly. For the three and six months ended June 30, 2026 and 2025, investment income was comprised of interest and dividend income from Infrastructure Assets and cash and cash equivalents.

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

Both Series I and Series II recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. Both Series I and Series II review and evaluate tax positions in their major jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition. The reserve for uncertain tax positions is recorded in other accrued expenses and liabilities, as applicable, in the accompanying Consolidated Statements of Assets and Liabilities. Based on this review, both Series I and Series II have determined the major tax jurisdictions to be where both Series I and Series II are organized, where both Series I and Series II hold interests in Infrastructure Assets, and where the Operating Manager is located; however, no reserves for uncertain tax positions were recorded for Series I and Series II for the three and six months ended June 30, 2026 and 2025. Both Series I and Series II are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. Generally, both Series I and Series II’s returns may be subject to examination for a period of three to five years from when they are filed under varying statutes of limitations.

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

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”). ASU 2025-11 amends FASB ASC Topic 270 (Interim Reporting) by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. The amendments are not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. The guidance is mandatorily effective for the Company for interim reporting periods within annual reporting periods beginning after December 15, 2027; early adoption is permitted. The Company is currently evaluating the impact of the new pronouncement on its consolidated financial statements.

There are no other standards, interpretations or amendments to existing standards that are effective for the first time for the year beginning January 1, 2026, that would be expected to have a material impact on the Company.

3.
Fair Value Measurement and Disclosures

The following tables summarize the valuation of the Company’s investments and cash and cash equivalents in the fair value hierarchy levels as of June 30, 2026 and December 31, 2025:

June 30, 2026
Description	Total	Level I	Level II	Level III	Investments Measured at NAV(1)(2)(3)
Series I

Investments in Partnership Investment Vehicle	$475,273	$-	$-	$256,823	$218,450
Investments in Loans	133,103	-	-	133,103	-
Total Investments	$608,376	$-	$-	$389,926	$218,450
Foreign Currency Forward Contracts	1,284	-	1,284		-
Total Derivative Assets(4)	$1,284	$-	$1,284	$-	$-
Foreign Currency Forward Contracts	(168)	-	(168)		-
Total Derivative Liabilities(4)	$(168)	$-	$(168)	$-	$-
Cash and cash equivalents and foreign currencies at fair value	49,409	49,409	-	-	-
Total	$658,901	$49,409	$1,116	$389,926	$218,450

Series II
Investments in Partnership Investment Vehicle	$1,166,689	$-	$-	$630,443	$536,246
Investments in Loans	326,732	-	-	326,732	-
Total Investments	$1,493,421	$-	$-	$957,175	$536,246
Foreign Currency Forward Contracts	3,128	-	3,128		-
Total Derivative Assets(4)	$3,128	$-	$3,128	$-	$-
Foreign Currency Forward Contracts	(391)	-	(391)		-
Total Derivative Liabilities(4)	$(391)	$-	$(391)	$-	$-
Cash and cash equivalents and foreign currencies at fair value	124,106	124,106	-	-	-
Total	$1,620,264	$124,106	$2,737	$957,175	$536,246

Total
Investments in Partnership Investment Vehicle	$1,641,962	$-	$-	$887,266	$754,696
Investments in Loans	459,835	-	-	459,835	-
Total Investments	$2,101,797	$-	$-	$1,347,101	$754,696
Foreign Currency Forward Contracts	4,412	-	4,412		-
Total Derivative Assets(4)	$4,412	$-	$4,412	$-	$-
Foreign Currency Forward Contracts	(559)	-	(559)		-
Total Derivative Liabilities(4)	$(559)	$-	$(559)	$-	$-
Cash and cash equivalents and foreign currencies at fair value	173,515	173,515	-	-	-
Total	$2,279,165	$173,515	$3,853	$1,347,101	$754,696

(1)
Included within certain investments measured at NAV were Level III investments. Series I, Series II, and the Company Level III amounts of these investments were $193,995, $476,213, and $670,208, respectively.
(2)
As of June 30, 2026, Series I, Series II and the Company had unfunded commitments of $18,777, $46,092, and $64,869, respectively, related to investments measured at NAV.
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

(1)
Included within certain investments measured at NAV were Level III investments. Series I, Series II and the Company Level III amounts of these investments were $171,384, $405,023, and $576,407, respectively
(2)
As of December 31, 2025, Series I, Series II and the Company had unfunded commitments of $25,414, $60,058, and $85,472, respectively, related to investments measured at NAV
(3)
The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statement of assets and liabilities.
(4)
Refer to Note 4. Derivative Instruments for additional information of derivative assets and derivative liabilities.

The following table shows changes in the fair value of our Level III investment during the three and six months ended June 30, 2026.

Description	Level III Investments
	Series I	Series II	Total
Balance as of December 31, 2025	$271,283	$641,118	$912,401
Purchases, including capitalized PIK and rebalancing transaction	65,637	162,956	228,593
Net change in unrealized appreciation/(depreciation) from investments	2,979	6,206	9,185
Sale and syndication	(33,264)	(79,046)	(112,310)
Transfers out of Level III	-	-	-
Transfers into Level III	-	-	-
Balance as of March 31, 2026	$306,635	$731,234	$1,037,869
Purchases, including capitalized PIK and rebalancing transaction	$104,466	$280,895	$385,361
Net change in unrealized appreciation/(depreciation) from investments	4,816	8,817	13,633
Sale and syndication	(29,546)	(72,497)	(102,043)
Transfers out of Level III	-	-	-
Transfers into Level III(1)	3,555	8,726	12,281
Balance as of June 30, 2026	$389,926	$957,175	$1,347,101

(1) For the three and six months ended June 30, 2026, the transfers into Level III financial assets were primarily due to a change of observability of inputs used in the valuation of such assets.

The total change in unrealized appreciation included in the Consolidated Statements of Operations within net change in unrealized appreciation/(depreciation) from investments attributable to Level III investments still held at June 30, 2026 for the three months ended June 30, 2026 for Series I, Series II, and the Company were $4,154, $9,583 and $13,737, respectively; and for the six months ended June 30, 2026 for Series I, Series II, and the Company were $7,155, $16,604 and $23,759, respectively.

There were no transfers in or out of the Company’s investments that are classified as Level III investments for the three and six months ended June 30, 2025.

The following table shows the change in the fair value of our Level III investment during the three and six months ended June 30, 2025:

Description	Level III Investments
	Series I	Series II	Total
Balance as of December 31, 2024	$109,471	$305,614	$415,085
Purchases, including capitalized PIK and rebalancing transaction	67,779	135,806	203,585
Net change in unrealized appreciation/(depreciation) from investments	591	1,505	2,096
Sale and syndication	(71)	(177)	(248)
Transfers out of Level III	-	-	-
Transfers into Level III	-	-	-
Balance as of March 31, 2025	$177,770	$442,748	$620,518
Purchases, including capitalized PIK and rebalancing transaction	$24,525	$40,366	$64,891
Net change in unrealized appreciation/(depreciation) from investments	(1,657)	(5,864)	(7,521)
Sale and syndication	(37,874)	(91,890)	(129,764)
Transfers out of Level III	-	-	-
Transfers into Level III	-	-	-
Balance as of June 30, 2025	$162,764	$385,360	$548,124

The total change in unrealized appreciation included in the Consolidated Statements of Operations within net change in unrealized appreciation/(depreciation) from investments attributable to Level III investments still held at June 30, 2025 for the three months ended June 30, 2025 for Series I, Series II, and the Company were $(1,657), $(5,864) and $(7,521), respectively; and for the six months ended June 30, 2025 for Series I, Series II, the Company were $(1,066), $(4,359) and $(5,425), respectively.

The following tables provide quantitative measure used to determine the fair values of the Level III investments as of June 30, 2026 and December 31, 2025:

June 30, 2026
Asset Type	Level III Fair Value	Valuation Technique	Unobservable Input	Input
Series I
Investments in Partnership Investment Vehicle	$256,823	Discounted Cash Flow	Discount Rate	9.40% - 19.70%
			Securitization Rate	4.00%
			Terminal Multiple	8.5x - 14.3x
			Exit Cap Rate	6.50x - 7.50x
		Transaction Price	N/A	N/A
Investments in Loans	$133,103	Discounted Cash Flow	Discount Rate	6.20% - 18.10%
		Transaction Price	N/A	N/A
Total	$389,926

Series II
Investments in Partnership Investment Vehicle	$630,443	Discounted Cash Flow	Discount Rate	9.40% - 19.70%
			Securitization Rate	4.00%
			Terminal Multiple	8.5x - 14.3x
			Exit Cap Rate	6.50x - 7.50x
		Transaction Price	N/A	N/A
Investments in Loans	$326,732	Discounted Cash Flow	Discount Rate	6.20% - 18.10%
		Transaction Price	N/A	N/A
Total	$957,175

Total
Investments in Partnership Investment Vehicle	$887,266	Discounted Cash Flow	Discount Rate	9.40% - 19.70%
			Securitization Rate	4.00%
			Terminal Multiple	8.5x - 14.3x
			Exit Cap Rate	6.50x - 7.50x
		Transaction Price	N/A	N/A
Investments in Loans	$459,835	Discounted Cash Flow	Discount Rate	6.20% - 18.10%
		Transaction Price	N/A	N/A
Total	$1,347,101

December 31, 2025
Asset Type	Level III Fair Value	Valuation Technique	Unobservable Input	Input
Series I
Investments in Partnership Investment Vehicle	$136,428	Discounted Cash Flow	Discount Rate	7.77% - 15.14%
			Terminal Multiple	8.5x - 14.3x
			Exit Cap Rate	6.5x - 7.5x
		Transaction Price	N/A	N/A
Investments in Loans	$134,855	Discounted Cash Flow	Discount Rate	5.68% - 18.10%
		Transaction Price	N/A	N/A
Total	$271,283

Series II
Investments in Partnership Investment Vehicle	$322,418	Discounted Cash Flow	Discount Rate	7.77% - 15.14%
			Terminal Multiple	8.5x - 14.3x
			Exit Cap Rate	6.5x - 7.5x
		Transaction Price	N/A	N/A
Investments in Loans	$318,700	Discounted Cash Flow	Discount Rate	5.68% - 18.10%
		Transaction Price	N/A	N/A
Total	$641,118

Total
Investments in Partnership Investment Vehicle	$458,846	Discounted Cash Flow	Discount Rate	7.77% - 15.14%
			Terminal Multiple	8.5x - 14.3x
			Exit Cap Rate	6.5x - 7.5x
		Transaction Price	N/A	N/A
Investments in Loans	$453,555	Discounted Cash Flow	Discount Rate	5.68% - 18.10%
		Transaction Price	N/A	N/A
Total	$912,401

Unconsolidated Significant Subsidiary

The following table presents summarized financial information of the applicable significant subsidiaries in which the Company, Series I, and Series II has an indirect equity interest for the six months ended June 30, 2026:

	For the six months ended June 30, 2026	For the six months ended June 30, 2025(1)
Total Revenue	$242,239	$-
Gross profit	242,239	-
Income (loss) before taxes	242,239	-
Net income (loss)	242,239	-

(1) Comparative period disclosure has not been presented as Series I, Series II and the Company acquired equity interest in the applicable significant subsidiary after June 30, 2025.

The summarized financial information above does not represent the Company’s proportionate share.

4.
Derivative Instruments

The following tables present the fair value of the derivative assets and derivative liabilities of Series I, Series II and the Company as reflected in the Consolidated Statements of Assets and Liabilities as of June 30, 2026, and December 31, 2025:

June 30, 2026
Derivative Assets(1)
					Notional			Fair Value
Primary Underlying Risk	Derivative	Settlement Date	Currency	Counterparty	Series I	Series II	Total	Series I	Series II	Total
Currency Risk	Foreign Currency Forward Contracts	9/28/2029	CAD	BNP Paribas S.A.	$17,245,561	$41,922,400	$59,167,961	$172	$379	$551
Currency Risk	Foreign Currency Forward Contracts	8/1/2030	EUR	BNP Paribas S.A.	1,849,876	4,429,904	6,279,780	96	229	325
Currency Risk	Foreign Currency Forward Contracts	8/1/2030	NOK	BNP Paribas S.A.	3,405,665	8,183,899	11,589,564	101	269	370
Currency Risk	Foreign Currency Forward Contracts	8/1/2030	SEK	BNP Paribas S.A.	3,621,128	8,721,631	12,342,757	276	676	952
Currency Risk	Foreign Currency Forward Contracts	8/1/2030	SEK	Natixis S.A.	5,326,371	12,762,954	18,089,325	163	400	563
Currency Risk	Foreign Currency Forward Contracts	8/1/2030	EUR	Deutsche Bank	1,755,937	4,211,258	5,967,195	70	170	240
Currency Risk	Foreign Currency Forward Contracts	8/2/2030	CHF	BNP Paribas S.A.	1,847,983	4,414,993	6,262,976	54	131	185
Currency Risk	Foreign Currency Forward Contracts	8/2/2030	CHF	Deutsche Bank	5,127,475	12,297,206	17,424,681	168	420	588
Currency Risk	Foreign Currency Forward Contracts	9/16/2026	CAD	BNP Paribas S.A.	91,307	224,138	315,445	28	69	97
Currency Risk	Foreign Currency Forward Contracts	9/16/2026	EUR	BNP Paribas S.A.	9,349	22,949	32,298	1	3	4
Currency Risk	Foreign Currency Forward Contracts	9/16/2026	CAD	CitiBank, N.A.	102,590	251,835	354,427	31	77	108
Currency Risk	Foreign Currency Forward Contracts	9/16/2026	EUR	CitiBank, N.A.	414,312	1,017,039	1,431,349	103	254	357
Currency Risk	Foreign Currency Forward Contracts	9/16/2026	CAD	Deutsche Bank	52,878	129,802	182,680	16	39	55
Currency Risk	Foreign Currency Forward Contracts	6/16/2027	CAD	BNP Paribas S.A.	266,382	653,906	920,288	5	12	17
Total								$1,284	$3,128	$4,412

Derivative Liabilities(1)
					Notional			Fair Value
Primary Underlying Risk	Derivative	Settlement Date	Currency	Counterparty	Series I	Series II	Total	Series I	Series II	Total
Currency Risk	Foreign Currency Forward Contracts	8/1/2030	NOK	Natixis S.A.	$5,573,428	$13,354,947	$18,928,375	$(70)	$(137)	$(207)
Currency Risk	Foreign Currency Forward Contracts	9/16/2026	CAD	Natixis S.A.	6,006	14,744	20,752	(0)	(0)	0
Currency Risk	Foreign Currency Forward Contracts	6/21/2028	CAD	BNP Paribas S.A.	299,689	735,667	1,035,354	(5)	(12)	(17)
Currency Risk	Foreign Currency Forward Contracts	6/20/2029	CAD	BNP Paribas S.A.	302,516	742,605	1,045,121	(5)	(13)	(18)
Currency Risk	Foreign Currency Forward Contracts	6/20/2030	CAD	BNP Paribas S.A.	244,137	599,299	843,434	(3)	(8)	(11)
Currency Risk	Foreign Currency Forward Contracts	6/18/2031	CAD	BNP Paribas S.A.	2,305,355	5,659,111	7,964,466	(85)	(221)	(306)
Total								$(168)	$(391)	$(559)

(1)
Approximately, $9,500, $23,320 and $32,820 of collateral has been received as of June 30, 2026 for Series I, Series II and the Company, respectively, with counterparties related to foreign currency forward contracts. Approximately, $10,872, $26,688 and $37,560 of collateral has been posted as of June 30, 2026 for Series I, Series II and the Company, respectively, related to foreign currency forward contracts. The Company may be required to post additional collateral in subsequent periods due to unfavorable changes in the fair value of the contracts. The collateral posted and collateral received balances are netted and included in either prepaid expenses and other assets or other accrued expenses and liabilities, respectively, in the Consolidated Statements of Assets and Liabilities.

December 31, 2025
Derivative Assets(1)
					Notional			Fair Value
Primary Underlying Risk	Derivative	Settlement Date	Currency	Counterparty	Series I	Series II	Total	Series I	Series II	Total
Currency Risk	Foreign Currency Forward Contracts	8/1/2030	EUR	BNP Paribas S.A.	$2,740,421	$6,549,022	$9,289,443	$48	$115	$163
Currency Risk	Foreign Currency Forward Contracts	8/1/2030	NOK	BNP Paribas S.A.	3,855,953	9,214,907	13,070,860	12	27	39
Currency Risk	Foreign Currency Forward Contracts	8/1/2030	NOK	Natixis S.A.	7,910,584	18,904,614	26,815,198	108	255	363
Currency Risk	Foreign Currency Forward Contracts	8/1/2030	EUR	Deutsche Bank	2,717,839	6,504,189	9,222,028	17	41	58
Currency Risk	Foreign Currency Forward Contracts	8/2/2030	CHF	BNP Paribas S.A.	3,172,936	7,582,643	10,755,579	57	138	195
Currency Risk	Foreign Currency Forward Contracts	8/2/2030	CHF	Deutsche Bank	7,936,306	18,992,746	26,929,052	68	165	233
Currency Risk	Foreign Currency Forward Contracts	3/18/2026	EUR	CitiBank, N.A.	7,259,040	17,154,927	24,413,967	3	6	9
Total								$313	$747	$1,060

Derivative Liabilities(1)
					Notional			Fair Value
Primary Underlying Risk	Derivative	Settlement Date	Currency	Counterparty	Series I	Series II	Total	Series I	Series II	Total
Currency Risk	Foreign Currency Forward Contracts	9/28/2029	CAD	BNP Paribas S.A.	$17,167,299	$42,000,662	$59,167,961	$(193)	$(524)	$(717)
Currency Risk	Foreign Currency Forward Contracts	8/1/2030	SEK	BNP Paribas S.A.	3,261,989	7,795,461	11,057,450	(50)	(119)	(169)
Currency Risk	Foreign Currency Forward Contracts	8/1/2030	SEK	Natixis S.A.	7,559,927	18,066,617	25,626,544	(67)	(162)	(229)
Currency Risk	Foreign Currency Forward Contracts	3/18/2026	CAD	BNP Paribas S.A.	1,084,611	2,563,206	3,647,817	(7)	(17)	(24)
Currency Risk	Foreign Currency Forward Contracts	3/18/2026	CAD	CitiBank, N.A.	1,788,557	4,226,809	6,015,366	(12)	(28)	(40)
Currency Risk	Foreign Currency Forward Contracts	3/18/2026	CAD	Deutsche Bank	436,109	1,030,634	1,466,743	(3)	(7)	(10)
Total								$(332)	$(857)	$(1,189)

(1)
Approximately, $3,987, $9,423 and $13,410 of collateral has been received as of December 31, 2025 for Series I, Series II and the Company, respectively, with counterparties related to foreign currency forward contracts. Approximately, $4,272, $10,098 and $14,370 of collateral has been posted as of December 31, 2025 for Series I, Series II and the Company, respectively, related to foreign currency forward contracts. The Company may be required to post additional collateral in subsequent periods due to unfavorable changes in the fair value of the contracts. The collateral posted and collateral received balances are netted and included in either prepaid expenses and other assets or other accrued expenses and liabilities, respectively, in the Consolidated Statements of Assets and Liabilities.

The following table presents the gains (losses) recognized on derivatives, by contract type, of Series I, Series II and the Company, included in the Consolidated Statements of Operations for the six months ended June 30, 2026 and June 30, 2025:

		For the three months ended June 30, 2026						For the six months ended June 30, 2026
		Net realized gain (loss) on derivatives			Net change in unrealized appreciation/(depreciation) from derivatives			Net realized gain (loss) on derivatives			Net change in unrealized appreciation/(depreciation) from derivatives
Primary Underlying Risk	Derivative	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Currency Risk	Foreign Currency Forward Contracts	$151	$371	$522	$446	$1,229	$1,675	$235	$571	$806	$1,124	$2,858	$3,982
Total		$151	$371	$522	$446	$1,229	$1,675	$235	$571	$806	$1,124	$2,858	$3,982

		For the three months ended June 30, 2025						For the six months ended June 30, 2025
		Net realized gain (loss) on derivatives			Net change in unrealized appreciation/(depreciation) from derivatives			Net realized gain (loss) on derivatives			Net change in unrealized appreciation/(depreciation) from derivatives
Primary Underlying Risk	Derivative	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Currency Risk	Foreign Currency Forward Contracts	$-	$-	$-	$(615)	$(1,575)	$(2,190)	$-	$-	$-	$(520)	$(1,315)	$(1,835)
Total		$-	$-	$-	$(615)	$(1,575)	$(2,190)	$-	$-	$-	$(520)	$(1,315)	$(1,835)

The Company has elected not to offset assets and liabilities in the Consolidated Statements of Assets and Liabilities that may be received or paid as part of collateral arrangements, even when an enforceable master netting arrangement or other agreement is in place that provides the Company, in the event of counterparty default, the rights to liquidate collateral and the right to offset a counterparty’s rights and obligations. The following tables present the offsetting of derivative assets and liabilities as of June 30, 2026 and December 31, 2025:

June 30, 2026
				Gross amounts not offset in the accompanying Consolidated Statements of Assets and Liabilities
	Gross and net amounts presented in the Consolidated Statements of Assets and Liabilities			Financial Instruments			Cash Collateral Received (1)			Net Amount
Assets	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Derivative Assets	$1,284	$3,128	$4,412	$168	$391	$559	$1,116	$2,737	$3,853	$-	$-	$-
Total	$1,284	$3,128	$4,412	$168	$391	$559	$1,116	$2,737	$3,853	$-	$-	$-

				Gross amounts not offset in the accompanying Consolidated Statements of Assets and Liabilities
	Gross and net amounts presented in the Consolidated Statements of Assets and Liabilities			Financial Instruments			Cash Collateral Posted (1)			Net Amount
Liabilities	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Derivative Liabilities	$168	$391	$559	$168	$391	$559	$-	$-	$-	$-	$-	$-
Total	$168	$391	$559	$168	$391	$559	$-	$-	$-	$-	$-	$-

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

5.
Debt

The Company’s outstanding debt obligations as of June 30, 2026 were as follows:

	June 30, 2026
	Aggregate Principal Committed			Outstanding Principal			Carrying Value			Fair Value(1)
	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Credit Facility	$115,782	$284,218	$400,000	$73,811	$181,189	$255,000	$73,811	$181,189	$255,000	$73,811	$181,189	$255,000
Promissory Notes	214	214	428	214	214	428	214	214	428	214	214	428
Total Debt Obligations	$115,996	$284,432	$400,428	$74,025	$181,403	$255,428	$74,025	$181,403	$255,428	$74,025	$181,403	$255,428

(1)
The carrying amount outstanding under these debt obligations approximate their fair value as of June 30, 2026.

The Company’s outstanding debt obligations as of December 31, 2025 were as follows:

Promissory Notes	Series I	Series II	Total
Aggregate Principal Committed	$214	$214	$428
Outstanding Principal	214	214	428
Unused Portion	-	-	-
Carrying Value	214	214	428
Fair Value(1)	$214	$214	$428

(1)
The carrying amount outstanding under these debt obligations approximate their fair value as of December 31, 2025.

Credit Facility

On January 12, 2026, certain indirect subsidiaries of the Company entered into a revolving credit agreement (the “Credit Agreement”) as borrowers (collectively with any future indirect subsidiaries of the Company that may be joined as borrowers from time to time party thereto, the “Borrowers”) or subsidiary guarantors (collectively with any future indirect subsidiaries of the Company that may be joined as subsidiary guarantors from time to time party thereto, the “Subsidiary Guarantors”), as applicable, with Sumitomo Mitsui Banking Corporation, as administrative agent, letter of credit issuer and lead arranger, U.S. Bank Trust Company, National Association, as collateral trustee, and the lenders from time to time party thereto. In January 2026, the Company remitted $1,000 to an affiliate of the Company for arranger fees related to the Credit Agreement.

Under the Credit Agreement, the lenders have agreed to make credit available to the Borrowers in an aggregate initial principal amount of up to $400,000, which amount may be increased from time to time with the consent of the parties thereto. The Credit Agreement matures on January 12, 2029, unless the maturity date is extended in accordance with the terms thereof or there is an earlier termination or an acceleration following an event of default. The obligations of the Borrowers and Subsidiary Guarantors under the Credit Agreement are secured by security interests in certain (i) accounts and credit investments of the Borrowers and the Subsidiary Guarantors and (ii) equity interests of the Borrowers in certain directly held subsidiaries.

Advances under the Credit Agreement denominated in U.S. dollars bear interest, at the relevant Borrower's option, at (i) the term Secured Overnight Financing Rate (SOFR) plus a spread of 2.95% per annum or (ii) a base rate plus a spread of 1.95% per annum. The Borrowers are also obligated to pay an unused fee of 0.50% per annum on undrawn commitments and a minimum utilization fee of 2.95% per annum on the undrawn portion of the Credit Facility.

Under the terms of the Credit Agreement, the Company is subject to customary representations and warranties, events of default, mandatory prepayment triggers and affirmative and negative covenants, including requirements related to maintaining certain borrowing base ratios. The Company is in compliance with all covenants as of June 30, 2026.

As of June 30, 2026, outstanding borrowings under the Credit Facility are presented within Credit Facility on the Company's Consolidated Statement of Assets and Liabilities. As of June 30, 2026, Series I, Series II and the Company have drawn $73,811, $181,189 and $255,000, respectively, from the Credit Facility. For the three months ended June 30, 2026, Series I, Series II and the Company incurred $664, $1,620 and $2,284 of interest expense related to the Credit Facility. For the six months ended June 30, 2026, Series I, Series II and the Company incurred $1,064, $2,570 and $3,634 of interest expense related to the Credit Facility.

Series I, Series II and the Company incurred $1,906, $4,661 and $6,567, respectively, in costs related to the closing of the Credit Agreement. These costs have been capitalized within Deferred financing costs on the Consolidated Statement of Assets and Liabilities. For the three months ended June 30, 2026, total amortized deferred financing costs was $160, $388 and $548 for Series I, Series II and the Company, respectively, and are recorded to Interest Expense on the Consolidated Statement of Operations. For the six months ended June 30, 2026, total amortized deferred financing costs was $322, $773 and $1,095 for Series I, Series II and the Company, respectively, and are recorded to Interest Expense on the Consolidated Statement of Operations. As of June 30, 2026, total remaining unamortized deferred financing costs was $1,584, $3,888 and $5,472 for Series I, Series II and the Company, respectively. Series I, Series II and the Company did not enter into or have any outstanding borrowings under a credit facility as of December 31, 2025.

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

On March 26, 2026, the Company sold its indirect interests in Valor to a fund managed by an affiliate of the Operating Manager for an aggregate amount of $9,281.

On May 8, 2026, the Company sold its indirect interests in Rowan Green Data LLC to a fund managed by an affiliate of the Operating Manager for an aggregate amount of $14,875.

On May 8, 2026, the Company sold its indirect interests in PERC Holdings 2 LLC to a fund managed by an affiliate of the Operating Manager for an aggregate amount of $13,591, which was outstanding as of June 30, 2026 and shown as Receivables from investments sold in the Consolidated Statement of Assets and Liabilities.

On May 8, 2026, the Company sold its indirect interests in Abilene DC 1, LLC to a fund managed by an affiliate of the Operating Manager for an aggregate amount of $20,733, which was outstanding as of June 30, 2026 and shown as Receivables from investments sold in the Consolidated Statement of Assets and Liabilities. Subsequent to June 30, 2026, the sale was cancelled, and, as a result, the related receivable of $20,733 was reversed.

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

For the three months ended June 30, 2026, the Operating Manager earned gross Management Fees of $952, $1,874 and $2,826 from Series I, Series II and the Company, respectively, with a Special Fees offset of $413, $925 and $1,338, from Series I, Series II and the Company, respectively, resulting in net Management Fees of $539, $949 and $1,488 from Series I, Series II and the Company, respectively. For the six months ended June 30, 2026, the Operating Manager earned gross Management Fees of $1,842, $3,596 and $5,438 from Series I, Series II and the Company, respectively, with a Special Fees offset of $1,118, $2,400 and $3,518, from Series I, Series II and the Company, respectively, resulting in net Management Fees of $724, $1,196 and $1,920 from Series I, Series II and the Company, respectively.

For the three months ended June 30, 2025, the Operating Manager earned gross Management Fees of $563, $1,182 and $1,745 from Series I, Series II and the Company, respectively, with a Special Fees offset of $111, $291 and $402, from Series I, Series II and the Company, respectively, resulting in net Management Fees of $452, $891 and $1,343 from Series I, Series II and the Company, respectively. For the six months ended June 30, 2025, the Operating Manager earned gross Management Fees of $973, $2,169 and $3,142 from Series I, Series II and the Company, respectively, with a Special Fees offset of $260, $631 and $891, from Series I, Series II and the Company, respectively, resulting in net Management Fees of $713, $1,538 and $2,251 from Series I, Series II and the Company, respectively.

The Operating Manager or an affiliate may rebate, waive, or reduce the Management Fee charged to certain shareholders at the sole discretion of the Operating Manager or such affiliate. Any such rebate, waiver or reduction may be effected either by way of purchase of additional Shares by the Operating Manager or such affiliate for the shareholder or by way of rebate to the relevant shareholder’s account. As of June 30, 2026 and 2025, there were no rebates or waivers of the Management Fees.

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

For the three months ended June 30, 2026, the Operating Manager earned Performance Fees of $1,141, $2,298 and $3,439 from Series I, Series II and the Company, respectively. For the six months ended June 30, 2026, the Operating Manager earned Performance Fees of $1,818, $3,635, and $5,453 from Series I, Series II and the Company, respectively.

For the three months ended June 30, 2025, the Operating Manager earned Performance Fees of $418, $876 and $1,294 from Series I, Series II and the Company, respectively. For the six months ended June 30, 2025, the Operating Manager earned Performance Fees of $707, $1,550 and $2,257 from Series I, Series II and the Company, respectively.

Various affiliates of the Operating Manager are potentially involved in transactions with the Company’s investments in Infrastructure Assets, and whereby affiliates of the Operating Manager may earn fees in, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, “Capital Solution services”).

For the three and six months ended June 30, 2026, $807 and $1,998, respectively, of fees allocable to the Company were paid by the Company’s Infrastructure Assets to consolidated affiliates of the Operating Manager for Capital Solution services, which has been excluded from Special Fees for Series I, Series II, and the Company. For the three and six months ended June 30, 2025, $25 and $256, respectively, of fees allocable to the Company were paid by the Company’s Infrastructure Assets to affiliates of the Operating Manager for Capital Solution services, which has been excluded from Special Fees for Series I, Series II and the Company. The Company’s Infrastructure Assets may have directly or indirectly paid Capital Solution Fees to non-consolidated affiliates of the Operating Manager.

The Company incurred certain operating expenses related to services provided by personnel of the Operating Manager and/or its affiliates. For the three months ended June 30, 2026, these expenses were $99, $238, and $337, for Series I, Series II and the Company, respectively; and for the six months ended June 30, 2026, these expenses were $220, $525, and $745, for Series I, Series II and the Company, respectively. The Company incurred certain operating expenses related to services provided by personnel of the Operating Manager and/or its affiliates. For the three months ended June 30, 2025, these expenses were $86, $213 and $299, for Series I, Series II and the Company, respectively; and for the six months ended June 30, 2025, these expenses were $195, $508 and $703, for Series I, Series II and the Company, respectively. These expenses are included in general and administration expenses in the Consolidated Statement of Operations.

In February 2025, the Company engaged Alchelyst Holdings LLC (f/k/a Lyra Client Solutions Holdings, LLC) ("Alchelyst"), an end-to-end client service platform affiliated with Apollo. Alchelyst provides administration, data management, trade operations, investor onboarding and servicing, technology and other similar services to institutional, global wealth, global family office and retail investors.

During the three months ended June 30, 2026, the Company incurred expenses of $26, $64 and $90 for Series I, Series II and the Company, respectively. During the six months ended June 30, 2026, the Company incurred expenses of $68, $164 and $232 for Series I, Series II and the Company, respectively. These expenses are included in general and administration expenses in the Consolidated Statement of Operations.

During the three and six months ended June 30, 2025, the Company incurred expenses of $18, $44 and $62 for Series I, Series II and the Company, respectively. These expenses are included in general and administration expenses in the Consolidated Statement of Operations.

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

For the three and six months ended June 30, 2026, the Operating Manager did not provide Expense Support for expenses incurred by Series I, Series II and the Company, respectively.

For the three months ended June 30, 2026, the Company reimbursed the Operating Manager for $141, $347 and $488 for previously provided Expense Support related to Series I, Series II and the Company, respectively. For the three months ended June 30, 2026, the Company reimbursed the Operating Manager for $197, $479 and $676 for previously provided Expense Support related to Series I, Series II and the Company, respectively.

For the three and six months ended June 30, 2025, the Company did not reimburse the Operating Manager for previously provided Expense Support related to Series I, Series II and the Company, respectively.

For the three months ended June 30, 2025, the Operating Manager did not provide Expense Support for expenses incurred by Series I, Series II and the Company, respectively. For the six months ended June 30, 2025, the Operating Manager agreed to provide Expense Support of $117, $319 and $436 for expenses incurred by Series I, Series II and the Company, respectively.

As of June 30, 2026, total Due from Operating Manager for total Expense Support outstanding was $2,174, $5,337 and $7,511 for Series I, Series II and the Company, respectively, of which the Operating Manager’s ability to recoup 34% will expire in December 2026, 20% will expire in March 2027, 17% will expire in June 2027, 13% will expire in September 2027, 10% will expire in December 2027 and 6% will expire in March 2028.

As of December 31, 2025, total Due from Operating Manager for total Expense Support outstanding was $2,434, $5,753 and $8,187 for Series I, Series II and the Company, respectively, of which the Operating Manager’s ability to recoup 40% will expire in December 2026, 18% will expire in March 2027, 15% will expire in June 2027, 12% will expire in September 2027, 9% will expire in December 2027 and 5% will expire in March 2028.

As of June 30, 2026, Series I, Series II and the Company had an outstanding payable to Operating Manager of $2,174, $5,337 and $7,511, respectively, and as of December 31, 2025, Series I, Series II and the Company had an outstanding payable to Operating Manager of $2,434, $5,753 and $8,187, respectively, for payments made on their behalf.

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

As of June 30, 2026 and December 31, 2025, neither Series paid the Dealer Manager for any annual distribution fees, shareholder servicing fees, upfront selling commission or dealer manager fees.

Restricted Share Grants

The Company's board of directors approved the Apollo Infrastructure Company LLC Restricted Share Plan for Independent Directors, pursuant to which, the Company's E Shares may be granted to independent directors.

The following table summarizes the grants, vesting and forfeitures of restricted common shares during the six months ended June 30, 2026:

	Restricted Shares	Grant Date Fair Value ($ in thousands)
Outstanding as of December 31, 2025	7,289	-
Granted	6,737	200
Vested	(7,289)	-
Forfeiture	-	-
Outstanding as of June 30, 2026	6,737

The fair value of these shares was determined using the most recent available NAV at issuance of the Restricted Stock and are subject to a one-year vesting period.

During the six months ended June 30, 2026, the Company granted an aggregate of 6,737 Series II E Shares to the independent directors of the Company’s board of directors to cover the restricted stock portion of the annual base director’s fee for independent directors’ services to the Company.

During the six months ended June 30, 2026, the Company recorded $29, $71 and $100, for Series I, Series II and the Company, respectively, of restricted stock amortization as director fees in the Consolidated Statements of Operations. During the three months ended June 30, 2026, the Company recorded $15, $35 and $50 for Series I, Series II and the Company, respectively, of restricted stock amortization as director fees in the Consolidated Statements of Operations. The remaining amortization related to the grants of restricted stock, which represents unrecognized compensation cost amounts to $53, $130 and $183 for Series I, Series II and the Company, respectively, as of June 30, 2026.

During the six months ended June 30, 2025, the Company recorded $29, $75 and $104 for Series I, Series II and the Company, respectively, of restricted stock amortization as director fees in the Consolidated Statements of Operations. During the three months ended June 30, 2025, the Company recorded $15, $39 and $54 for Series I, Series II and the Company, respectively, of restricted stock amortization as director fees in the Consolidated Statements of Operations. The remaining amortization related to the grants of restricted stock, which represents unrecognized compensation cost amounts to $57, $135 and $192 for Series I, Series II and the Company, respectively, as of June 30, 2025.

7.
Shareholders’ Equity

The following table summarizes the shareholder transactions in common shares during the three and six months ended June 30, 2026:

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
A-II Shares:
Balance as of December 31, 2025	13,598,460	$356,813	40,151,313	$1,056,092	53,749,773	$1,412,905
Proceeds from issuance of shares(1)(3)	764,655	21,537	3,036,961	86,755	3,801,616	108,292
Repurchases of shares	(68,326)	(1,917)	(178,630)	(5,081)	(246,956)	(6,998)

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
Reinvestment of distributions	8,264	232	45,412	1,292	53,676	1,524
Net increase (decrease)	704,593	$19,852	2,903,743	$82,966	3,608,336	$102,818
Balance as of March 31, 2026	14,303,053	$376,665	43,055,056	$1,139,058	57,358,109	$1,515,723
Proceeds from issuance of shares	668,521	19,027	2,977,930	86,101	3,646,451	105,128
Repurchases of shares	(440,304)	(12,442)	(154,888)	(4,446)	(595,192)	(16,888)
Reinvestment of distributions	8,758	247	46,645	1,339	55,403	1,586
Net increase (decrease)	236,975	$6,832	2,869,686	$82,994	3,106,661	$89,826
Balance as of June 30, 2026	14,540,028	$383,497	45,924,742	$1,222,052	60,464,770	$1,605,549

F-I Shares:
Balance as of December 31, 2025	2,747,440	$72,595	2,415,511	$64,385	5,162,951	$136,980
Proceeds from issuance of shares	143,992	3,987	59,018	1,661	203,010	5,648
Repurchases of shares	(12,255)	(339)	-	-	(12,255)	(339)
Reinvestment of distributions	7,874	218	12,938	363	20,812	581
Net increase (decrease)	139,611	$3,866	71,956	$2,024	211,567	$5,890
Balance as of March 31, 2026	2,887,051	$76,461	2,487,467	$66,409	5,374,518	$142,870
Proceeds from issuance of shares	16,857	469	12,843	365	29,700	834
Repurchases of shares	(40,857)	(1,136)	(23,140)	(654)	(63,997)	(1,790)
Reinvestment of distributions	8,455	235	13,295	375	21,750	610
Net increase (decrease)	(15,545)	$(432)	2,998	$86	(12,547)	$(346)
Balance as of June 30, 2026	2,871,506	$76,029	2,490,465	$66,495	5,361,971	$142,524

E Shares:
Balance as of December 31, 2025	10,128	$269	54,269	$1,470	64,397	$1,739
Proceeds from issuance of shares	2,725	78	3,847	112	6,572	190
Repurchases of shares	-	-	(783)	(22)	(783)	(22)
Reinvestment of distributions	76	2	324	10	400	12
Net increase (decrease)	2,801	$80	3,388	$100	6,189	$180
Balance as of March 31, 2026	12,929	$349	57,657	$1,570	70,586	$1,919
Proceeds from issuance of shares	75,061	2,153	6,737	200	81,798	2,353
Repurchases of shares	-	-	(570)	(17)	(570)	(17)
Reinvestment of distributions	97	3	353	10	450	13
Net increase (decrease)	75,158	$2,156	6,520	$193	81,678	$2,349
Balance as of June 30, 2026	88,087	$2,505	64,177	$1,763	152,264	$4,268

V Shares:
Balance as of December 31, 2025	40	$1	40	$1	80	$2
Proceeds from issuance of shares					-	-
Repurchases of shares					-	-
Reinvestment of distributions					-	-
Net increase (decrease)	-	$-	-	$-	-	$-
Balance as of March 31, 2026	40	$1	40	$1	80	$2
Proceeds from issuance of shares					-	-
Repurchases of shares					-	-
Reinvestment of distributions					-	-
Net increase (decrease)	-	$-	-	$-	-	$-
Balance as of June 30, 2026	40	$1	40	$1	80	$2

I Shares:
Balance as of December 31, 2025	2,011,856	$54,366	394,865	$10,765	2,406,721	$65,131
Proceeds from issuance of shares(2)	269,109	7,465	82,839	2,335	351,948	9,800
Repurchases of shares	(5,116)	(142)	(90,850)	(2,559)	(95,966)	(2,701)
Reinvestment of distributions	8,985	249	2,379	67	11,364	316

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
Net increase (decrease)	272,978	$7,572	(5,632)	$(157)	267,346	$7,415
Balance as of March 31, 2026	2,284,834	$61,938	389,233	$10,608	2,674,067	$72,546
Proceeds from issuance of shares	425,460	11,898	153,681	4,352	579,141	16,250
Repurchases of shares	(32,478)	(903)	(1,673)	(47)	(34,151)	(950)
Reinvestment of distributions	10,442	290	2,456	69	12,898	359
Net increase (decrease)	403,424	$11,285	154,464	$4,374	557,888	$15,659
Balance as of June 30, 2026	2,688,258	$73,223	543,697	$14,982	3,231,955	$88,205

S Shares:
Balance as of December 31, 2025	110	$3	110	$3	220	$6
Proceeds from issuance of shares	-	-	-	-	-	-
Repurchases of shares	-	-	-	-	-	-
Reinvestment of distributions	-	-	-	-	-	-
Net increase (decrease)	-	$-	-	$-	-	$-
Balance as of March 31, 2026	110	$3	110	$3	220	$6
Proceeds from issuance of shares	-	-	-	-	-	-
Repurchases of shares	-	-	-	-	-	-
Reinvestment of distributions	-	-	-	-	-	-
Net increase (decrease)	-	$-	-	$-	-	$-
Balance as of June 30, 2026	110	$3	110	$3	220	$6
Total net increase (decrease)	1,819,995	51,211	6,007,123	172,580	7,827,118	223,791

(1)
Includes an aggregate of 3,655 Series I A-II Shares that were exchanged from an aggregate of 3,606 Shares of Series II A-II.
(2)
Includes an aggregate of 88,560 Series I I Shares that were exchanged from an aggregate of 87,213 Shares of Series II I.
(3)
Includes an aggregate of 924 shares of Series II A-II shares that were exchanged from an aggregate of 938 shares of Series I A-II Shares.

The following table summarizes the shareholder transactions in common shares during the three and six months ended June 30, 2025:

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
A-II Shares:
Balance as of December 31, 2024	8,109,427	$208,185	24,755,955	$635,417	32,865,382	$843,602
Proceeds from issuance of shares	1,947,990	52,226	3,175,414	85,565	5,123,404	137,791
Repurchases of shares	(25,696)	(687)	(146,689)	(3,944)	(172,385)	(4,631)
Reinvestment of distributions	865	23	28,037	754	28,902	777
Net increase (decrease)	1,923,159	$51,562	3,056,762	$82,375	4,979,921	$133,937
Balance as of March 31, 2025	10,032,586	$259,747	27,812,717	$717,792	37,845,303	$977,539
Proceeds from issuance of shares	1,215,044	32,737	5,319,554	144,134	6,534,598	176,871
Repurchases of shares	(43,023)	(1,156)	(82,796)	(2,238)	(125,819)	(3,394)
Reinvestment of distributions	5,114	137	29,042	786	34,156	923
Net increase (decrease)	1,177,135	$31,718	5,265,800	$142,682	6,442,935	$174,400
Balance as of June 30, 2025	11,209,721	$291,465	33,078,517	$860,474	44,288,238	$1,151,939

F-I Shares:
Balance as of December 31, 2024	1,154,705	$30,014	999,415	$26,174	2,154,120	$56,188
Proceeds from issuance of shares	157,210	4,178	86,039	2,298	243,249	6,476
Repurchases of shares	(10,010)	(266)	-	-	(10,010)	(266)
Reinvestment of distributions	2,395	64	6,067	162	8,462	226

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
Net increase (decrease)	149,595	$3,976	92,106	$2,460	241,701	$6,436
Balance as of March 31, 2025	1,304,300	$33,990	1,091,521	$28,634	2,395,821	$62,624
Proceeds from issuance of shares	1,144,861	30,585	77,514	2,083	1,222,375	32,668
Repurchases of shares	(28,602)	(762)	-	-	(28,602)	(762)
Reinvestment of distributions	3,183	85	6,758	181	9,941	266
Net increase (decrease)	1,119,442	$29,908	84,272	$2,264	1,203,714	$32,172
Balance as of June 30, 2025	2,423,742	$63,898	1,175,793	$30,898	3,599,535	$94,796

E Shares:
Balance as of December 31, 2024	4,262	$110	19,052	$499	23,314	$609
Proceeds from issuance of shares	3,907	105	13,186	358	17,093	463
Repurchases of shares	-	-	-	-	-	-
Reinvestment of distributions	32	1	113	3	145	4
Net increase (decrease)	3,939	$106	13,299	$361	17,238	$467
Balance as of March 31, 2025	8,201	$216	32,351	$860	40,552	$1,076
Proceeds from issuance of shares			10,135	279	10,135	279
Repurchases of shares			(791)	(22)	(791)	(22)
Reinvestment of distributions	61	2	207	6	268	8
Net increase (decrease)	61	$2	9,551	$263	9,612	$265
Balance as of June 30, 2025	8,262	$218	41,902	$1,123	50,164	$1,341

V Shares:
Balance as of December 31, 2024	40	$1	40	$1	80	$2
Proceeds from issuance of shares	-	-	-	-	-	-
Repurchases of shares	-	-	-	-	-	-
Reinvestment of distributions	-	-	-	-	-	-
Net increase (decrease)	-	$-	-	$-	-	$-
Balance as of March 31, 2025	40	$1	40	$1	80	$2
Proceeds from issuance of shares	-	-	-	-	-	-
Repurchases of shares	-	-	-	-	-	-
Reinvestment of distributions	-	-	-	-	-	-
Net increase (decrease)	-	$-	-	$-	-	$-
Balance as of June 30, 2025	40	$1	40	$1	80	$2

I Shares:
Balance as of December 31, 2024	-	$-	-	$-	-	$-
Proceeds from issuance of shares	338,637	9,070	32,170	867	370,807	9,937
Repurchases of shares	-	-	-	-	-	-
Reinvestment of distributions	-	-	-	-	-	-
Net increase (decrease)	338,637	$9,070	32,170	$867	370,807	$9,937
Balance as of March 31, 2025	338,637	$9,070	32,170	$867	370,807	$9,937
Proceeds from issuance of shares	683,335	18,342	183,544	4,960	866,879	23,302
Repurchases of shares	-	-	-	-	-	-
Reinvestment of distributions	2,179	58	226	6	2,405	64
Net increase (decrease)	685,514	$18,400	183,770	$4,966	869,284	$23,366
Balance as of June 30, 2025	1,024,151	$27,470	215,940	$5,833	1,240,091	$33,303

S Shares:
Balance as of December 31, 2024	-	$-	-	$-	-	$-
Proceeds from issuance of shares	110	3	110	3	220	6
Repurchases of shares	-	-	-	-	-	-
Reinvestment of distributions	-	-	-	-	-	-
Net increase (decrease)	110	$3	110	$3	220	$6

	Series I		Series II		Total
	Shares	Consideration Amount	Shares	Consideration Amount	Shares	Consideration Amount
Balance as of March 31, 2025	110	$3	110	$3	220	$6
Proceeds from issuance of shares	-	-	-	-	-	-
Repurchases of shares	-	-	-	-	-	-
Reinvestment of distributions	-	-	-	-	-	-
Net increase (decrease)	-	$-	-	$-	-	$-
Balance as of June 30, 2025	110	$3	110	$3	220	$6
Total net increase (decrease)	5,397,592	144,745	8,737,840	236,241	14,135,432	380,986

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

For the three months ended June 30, 2026, the Company issued 8,758 Series I A-II Shares, 8,455 Series I F-I Shares, 10,442 Series I I Shares, 97 Series I E Shares, 46,645 Series II A-II Shares, 13,295 Series II F-I Shares, 2,456 Series II I Shares and 353 Series II E shares for an aggregate purchase price of $2,568 under the DRIP. For the six months ended June 30, 2026, the Company issued 17,023 Series I A-II Shares, 16,329 Series I F-I Shares, 19,427 Series I I Shares, 173 Series I E Shares, 92,057 Series II A-II Shares, 26,233 Series II F-I Shares, 4,835 Series II I Shares and 677 Series II E shares for an aggregate purchase price of $5,001 under the DRIP.

For the three months ended June 30, 2025, the Company issued 5,114 Series I A-II Shares, 3,183 Series I F-I Shares, 2,179 Series I I Shares, 61 Series I E Shares, 29,042 Series II A-II Shares, 6,758 Series II F-I Shares, 226 Series II I Shares and 207 Series II E shares for an aggregate purchase price of $1,261 under the DRIP. For the six months ended June 30, 2025, the Company issued 5,979 Series I A-II Shares, 5,579 Series I F-I Shares, 2,179 Series I I Shares, 94 Series I E Shares, 57,079 Series II A-II Shares, 12,825 Series II F-I Shares, 226 Series II I Shares and 320 Series II E shares for an aggregate purchase price of $2,268 under the DRIP.

Share Repurchases

The Company has a share repurchase plan pursuant to which, on a quarterly basis, Shareholders may request that the Company repurchase all or any portion of their Shares. The Company may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under the Company’s share repurchase plan, or none at all, in the Company's discretion at any time. The Company expects that each Series will conduct quarterly Share Repurchases for up to 5.0% of the aggregate NAV of the Company's outstanding Investor Shares and E Shares of each Series (measured across both Series using the average aggregate NAV across both Series as of the end of the immediately preceding three months). Generally, the price at which we make repurchases of our Shares will equal the NAV per Share of each applicable Share type of each applicable Series as of the last calendar day of the applicable, immediately preceding quarter. A repurchase window was opened to all share types in July 2026 and closed in August 2026. The transaction price per share for that repurchase window was the NAV per share of each respective share type as of June 30, 2026.

For the three months ended June 30, 2026, the Company repurchased 440,304 Series I A-II Shares, 40,857 Series I F-I Shares, 32,478 Series I I Shares, 154,888 Series II A-II Shares, 570 Series II E shares, 23,140 Series II F-I Shares and 1,673 Series II I Shares for an aggregate purchase price of $19,645. For the six months ended June 30, 2026, the Company repurchased 508,630 Series I A-II Shares, 53,112 Series I F-I Shares, 37,594 Series I I Shares, 333,519 Series II A-II Shares, 1,353 Series II E Shares, 23,140 Series II F-I Shares and 92,523 Series II I Shares for an aggregate purchase price of $29,705.

For the three months ended June 30, 2025, the Company repurchased 43,023 Series I A-II Shares, 28,602 Series I F-I Shares, 82,796 Series II A-II Shares and 791 Series II E shares of the Company’s equity securities for an aggregate purchase price of $4,178. For the six months ended June 30, 2025, the Company repurchased 68,718 Series I A-II Shares, 38,612 Series I F-I Shares, 229,485 Series II A-II Shares and 791 Series II E Shares of the Company’s equity securities for an aggregate purchase price of $9,075.

Distribution

The following table reflects the aggregate distributions per share declared for each applicable share type of the Company:

Type	For the three months ended June 30, 2026	For the six months ended June 30, 2026
Series I
A-II Shares	$0.22	$0.43
F-I Shares	$0.21	$0.42
E Shares	$0.22	$0.43
I Shares	$0.21	$0.42
S Shares	$0.21	$0.42
Series II
A-II Shares	$0.22	$0.44
F-I Shares	$0.22	$0.43
E Shares	$0.22	$0.44
I Shares	$0.22	$0.43
S Shares	$0.22	$0.43

For the three months ended June 30, 2026, the distributions for each share type were payable to holders of record at the close of business day on June 30, 2026 and were paid on July 27, 2026. The distributions were paid in cash or reinvested in the shares of the Company for shareholders participating in the DRIP.

The following table reflects the aggregate distributions per share declared for each applicable share type of the Company for the three and six months ended June 30, 2025 as follows:

Type	For the three months ended June 30, 2025	For the six months ended June 30, 2025
Series I
A-II Shares	$0.21	$0.41
F-I Shares	$0.21	$0.41
E Shares	$0.21	$0.41
I Shares	$0.21	$0.41
S Shares	$0.21	$0.41
Series II
A-II Shares	$0.21	$0.41
F-I Shares	$0.21	$0.41
E Shares	$0.21	$0.41
I Shares	$0.21	$0.41
S Shares	$0.21	$0.41

For the three months ended June 30, 2025, the distributions for each share type were payable to holders of record at the close of business day on June 30, 2025 and were paid on July 28, 2025. The distributions were paid in cash or reinvested in the shares of the Company for shareholders participating in the DRIP.

8.
Commitments and Contingencies

Litigation

The Company was not subject to any litigation nor was the Company aware of any material litigation threatened against it.

Infrastructure Assets

As of June 30, 2026, the Company had unfunded commitments of $381,195 related to Infrastructure Assets. Series I, Series II and the Company's share of unfunded commitments as of June 30, 2026 was $110,339, $270,856 and $381,195, respectively

As of December 31, 2025, the Company had unfunded commitments of $480,121 related to Infrastructure Assets. Series I, Series II and the Company's share of unfunded commitments as of December 31, 2025 was $142,755, $337,366 and $480,121, respectively.

As of June 30, 2026, the Company had entered into a financial guarantee in relation to the realization of one of its Infrastructure Assets. This guarantee may result in a liability of up to a maximum of $818, $2,009 and $2,827, by Series I, Series II and the Company, respectively.

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

For the three months ended June 30, 2026, the provision for (benefit from) income tax totaled $3,739, $4,787 and $8,526 for Series I, Series II and the Company, respectively, resulting in an effective tax rate of 22%, 11% and 15% for Series I, Series II and the Company, respectively. For the six months ended June 30, 2026, the provision for (benefit from) income taxes totaled $6,016, $7,346 and $13,362 for Series I, Series II and the Company, respectively, resulting in an effective tax rate of approximately 23%, 11% and 15% for Series I, Series II and the Company, respectively.

For the three months ended June 30, 2025, the provision for (benefit from) income tax totaled $1,389, $1,823 and $3,212 for Series I, Series II and the Company, respectively, resulting in an effective tax rate of 21%, 11% and 14% for Series I, Series II and the Company, respectively. For the six months ended June 30, 2025, the provision for (benefit from) income taxes totaled $2,541, $4,240 and $6,781 for Series I, Series II and the Company, respectively, resulting in an effective tax rate of approximately 23%, 15% and 17% for Series I, Series II and the Company, respectively.

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

Under US GAAP, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. In evaluating the realizability of deferred tax assets, the Company assesses whether it is more likely than not that some portion, or all, of the deferred tax assets, will be realized. The Company considers, among other things, the generation of future taxable income (including reversals of deferred tax assets) during the periods in which the related temporary differences will become deductible. As of June 30, 2026 and December 31, 2025, the Company had no gross deferred tax assets and therefore, no valuation allowance is necessary.

10.
Financial Highlights

The following are the financial highlights for the six months ended June 30, 2026:

	Series I	Series I	Series I	Series I	Series I
	A-II Shares	F-I Shares	E Shares	I Shares	S Shares
Per Share Data:
Net asset value at beginning of period	$28.06	$27.65	$28.44	$27.67	$27.66
Proceeds from issuance of shares	-	-	-	-	-
Distributions declared (1)	(0.43)	(0.42)	(0.43)	(0.42)	(0.42)
Net investment income (2)	(0.02)	(0.11)	0.02	(0.20)	(0.19)
Net realized and unrealized gain/(loss) (3)	1.10	1.07	1.17	1.10	1.07
Net increase (decrease) in net assets resulting from operations	$1.08	$0.96	$1.19	$0.90	$0.88
Net asset value at end of period	$28.71	$28.19	$29.20	$28.15	$28.12
Shares outstanding at end of period	14,540,028	2,871,506	88,087	2,688,258	110
Weighted average shares outstanding	14,253,607	2,878,475	50,099	2,395,446	110

Ratio/Supplemental Data:
Net assets at end of period	$417,466	$80,954	$2,572	$75,666	$3
Annualized Ratio to average net assets (4)
Total expenses before expense support/reimbursement, special fee offset and after performance fees (5),(6)	1.82%	2.38%	1.10%	2.78%	2.74%
Total expenses after expense support/reimbursement, special fee offset and after performance fees (5),(6)	1.51%	1.99%	1.15%	2.40%	2.35%
Total expenses after expense support/reimbursement, special fee offset and before performance fees (5),(6)	1.25%	1.54%	1.15%	1.78%	1.74%
Net investment income (5),(6)	0.10%	-0.37%	0.14%	-0.83%	-0.73%
Total return (7)	3.85%	3.51%	4.19%	3.24%	3.21%

	Series II	Series II	Series II	Series II	Series II
	A-II Shares	F-I Shares	E Shares	I Shares	S Shares
Per Share Data:
Net asset value at beginning of period	$28.44	$28.02	$28.83	$28.08	$28.06
Proceeds from issuance of shares	-	-	-	-	-
Distributions declared (1)	(0.44)	(0.43)	(0.44)	(0.43)	(0.43)
Net investment income (2)	0.13	0.04	0.23	(0.05)	(0.03)
Net realized and unrealized gain/(loss) (3)	1.12	1.09	1.13	1.11	1.07
Net increase (decrease) in net assets resulting from operations	$1.25	$1.13	$1.36	$1.06	$1.04
Net asset value at end of period	$29.25	$28.72	$29.75	$28.71	$28.67
Shares outstanding at end of period	45,924,742	2,490,465	64,177	543,697	110
Weighted average shares outstanding	43,578,392	2,479,468	57,704	464,914	110

Ratio/Supplemental Data:
Net assets at end of period	$1,343,262	$71,524	$1,909	$15,609	$3
Annualized Ratio to average net assets (4)
Total expenses before expense support/reimbursement, special fee offset and after performance fees (5),(6)	1.78%	2.33%	1.17%	2.74%	2.69%
Total expenses after expense support/reimbursement, special fee offset and after performance fees (5),(6)	1.50%	1.97%	1.08%	2.38%	2.33%
Total expenses after expense support/reimbursement, special fee offset and before performance fees (5),(6)	1.24%	1.52%	1.08%	1.77%	1.73%
Net investment income (5),(6)	1.18%	0.72%	1.59%	0.27%	0.36%
Total return (7)	4.38%	4.04%	4.72%	3.77%	3.74%

	Total	Total	Total	Total	Total
	A-II Shares	F-I Shares	E Shares	I Shares	S Shares
Per Share Data:
Net asset value at beginning of period	$28.35	$27.82	$28.77	$27.74	$27.86
Proceeds from issuance of shares	-	-	-	-	-
Distributions declared (1)	(0.43)	(0.42)	(0.44)	(0.42)	(0.42)
Net investment income (2)	0.09	(0.04)	0.13	(0.18)	(0.11)
Net realized and unrealized gain/(loss) (3)	1.11	1.08	0.97	1.10	1.07
Net increase (decrease) in net assets resulting from operations	$1.20	$1.04	$1.10	$0.92	$0.96
Net asset value at end of period	$29.12	$28.44	$29.43	$28.24	$28.40
Shares outstanding at end of period	60,464,770	5,361,971	152,264	3,231,955	220
Weighted average shares outstanding	57,831,999	5,357,943	107,803	2,860,360	220

Ratio/Supplemental Data:
Net assets at end of period	$1,760,728	$152,478	$4,481	$91,275	$6
Annualized Ratio to average net assets (4)
Total expenses before expense support/reimbursement, special fee offset and after performance fees (5),(6)	1.79%	2.36%	1.14%	2.77%	2.72%
Total expenses after expense support/reimbursement, special fee offset and after performance fees (5),(6)	1.50%	1.98%	1.11%	2.40%	2.34%
Total expenses after expense support/reimbursement, special fee offset and before performance fees (5),(6)	1.24%	1.53%	1.11%	1.78%	1.73%
Net investment income (5),(6)	0.91%	0.14%	0.92%	-0.65%	-0.18%
Total return (7)	4.26%	3.76%	4.51%	3.33%	3.48%

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
(4)
Actual results may not be indicative of future results. Additionally, an individual shareholder’s ratio may vary from the ratios presented for a share type as a whole.
(5)
The ratios were derived using the weighted average net assets during the applicable period.
(6)
For the applicable period, interest income and operating expenses are annualized except for non-recurring income, organizational expenses, and Performance Fees.
(7)
The Total return is calculated for each share type as the change in the NAV for such share type during the period plus any distributions per share declared in the period, and assumes all distributions are reinvested in accordance with our DRIP. Amounts are not annualized and are not representative of total return as calculated for purposes of the Performance Fees as described in Note 6. Related Party Considerations. The Company, Series I and Series II’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by Shareholders in the purchase of the Company, Series I and Series II's shares.

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
(4)
Actual results may not be indicative of future results. Additionally, an individual shareholder’s ratio may vary from the ratios presented for a share type as a whole.
(5)
The ratios were derived using the weighted average net assets during the applicable period.
(6)
For the applicable period, interest income and operating expenses are annualized except for non-recurring income, organizational expenses, and Performance Fees.
(7)
The Total return is calculated for each share type as the change in the NAV for such share type during the period plus any distributions per share declared in the period, and assumes all distributions are reinvested in accordance with our DRIP. Amounts are not annualized and are not representative of total return as calculated for purposes of the Performance Fees as described in Note 6. Related Party Considerations. The Company, Series I and Series II's performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by Shareholders in the purchase of the Company, Series I and Series II's shares.

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

July Financial Update

On July 1, 2026, the Company issued and sold the following unregistered shares of the Company (with the final number of shares being determined on July 27, 2026) to third party investors for cash (unless otherwise noted):

Type	Number of Shares Sold	Aggregate Consideration
Series I
A-II Shares	267,550	$7,682
E Shares	514	15
I Shares	71,518	2,013
Series II
A-II Shares	1,082,698	$31,668
F-I Shares	10,098	290
E Shares	252	8
I Shares	20,813	598

Distribution Reinvestment Plan

On July 27, 2026, pursuant to the DRIP, the Company issued approximately 9,817 Series I A-II Shares, approximately 8,252 Series I F-I Shares, approximately 11,765 Series I I shares, approximately 661 Series I E Shares, approximately 47,271 Series II A-II Shares, approximately 13,431 Series II F-I Shares, approximately 3,550 Series II I shares and approximately 380 Series II E Shares for an aggregate consideration of $2,747.

Share Repurchases

On August 10, 2026, the Company repurchased approximately 151,280 Series I A-II Shares, approximately 14,145 Series I F-I Shares, approximately 6,784 Series I I Shares, approximately 158,230 Series II A-II Shares, approximately 12,059 Series II F-I Shares and approximately 1,864 Series II I Shares of the Company for an aggregate purchase price of $9,962.

Transactional Net Asset Value

Effective for any NAV struck as of a date on or after July 1, 2026, the Company will update the calculation methodology it uses to calculate the price per share of each of its share types, for the purposes of both subscriptions and repurchases, using a transactional net asset value. Refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net Asset Value - Transactional Net Asset Value in this Quarterly Report on Form 10-Q.

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

Recent Developments

Infrastructure Assets Activity

For the three months ended June 30, 2026, the Company acquired interests in new Infrastructure Assets as follows:

A subsidiary of the Company has acquired a senior secured term loan issued to support the acquisition of a U.S. provider of advisory, engineering, and field services to the power industry.

A subsidiary of the Company has acquired a senior secured construction facility issued to support the development of a community solar portfolio in Illinois.

A subsidiary of the Company has acquired a common equity position in a vertically-integrated waste management platform providing solid waste collection, transfer, disposal, and landfill gas-to-renewable natural gas services in the U.S. Northeast.

A subsidiary of the Company has acquired a common equity position in a Canadian gas gathering and processing platform operating an extensive network of midstream infrastructure assets in Western Canada.

A subsidiary of the Company has acquired a senior secured bridge loan issued to finance the procurement of long-lead power generation equipment for a natural gas-fired power plant under development in the U.S.

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

Capital Raise and Distribution Results

For the three months ended June 30, 2026, we raised aggregate subscription proceeds, inclusive of the DRIP, of $34,322, $92,811 and $127,133 for Series I, Series II and the Company, respectively. For the six months ended June 30, 2026, we raised aggregate subscription proceeds, inclusive of the DRIP, of $68,090, $185,406 and $253,496 for Series I, Series II and the Company, respectively. The subscription proceeds were used to acquire additional Infrastructure Assets and increase our Liquidity Portfolio.

For three months ended June 30, 2025, we raised aggregate subscription proceeds, inclusive of the DRIP, of $81,946, $152,435 and $234,381 for Series I, Series II and the Company, respectively. For six months ended June 30, 2025, we raised aggregate subscription proceeds, inclusive of the DRIP, of $147,616, $242,445 and $390,061 for Series I, Series II and the Company, respectively. The subscription proceeds were used to acquire additional Infrastructure Assets and increase our Liquidity Portfolio.

For three months ended June 30, 2026, we declared distributions of $4,328, $10,749 and $15,077 for Series I, Series II and the Company, respectively. For the six months ended June 30, 2026, we declared distributions of $8,450, $20,672 and $29,122 for Series I, Series II and the Company, respectively.

For three months ended June 30, 2025, we declared distributions of $3,014, $7,092 and $10,106 for Series I, Series II and the Company, respectively. For the six months ended June 30, 2025, we declared distributions of $5,398, $13,003 and $18,401 for Series I, Series II and the Company, respectively.

Results of Operations

We are dependent upon the proceeds from our continuous Private Offering in order to conduct our business. We intend to continue to acquire Infrastructure Assets with the capital received from our continuous Private Offering and any indebtedness that we may incur in connection with such activities.

Discussions of the results of operations for the three and six months ended June 30, 2026 and 2025 are as follows:

Overview of Results of Operations

The following table presents our comparative results of operations (in thousands):

	For the three months ended June 30, 2026			For the six months ended June 30, 2026			For the three months ended June 30, 2025			For the six months ended June 30, 2025
	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total	Series I	Series II	Total
Investment income
Interest income	$4,250	$10,399	$14,649	$7,933	$19,239	$27,172	$4,403	$10,599	$15,002	$8,498	$21,037	$29,535
Dividend income	1,199	2,922	4,121	2,499	6,005	8,504	1,198	2,915	4,113	1,198	2,915	4,113
Total investment income	5,449	13,321	18,770	10,432	25,244	35,676	5,601	13,514	19,115	9,696	23,952	33,648

Expenses
General and administration expenses	775	1,862	2,637	1,588	3,781	5,369	627	1,520	2,147	1,233	3,120	4,353
Directors fees	45	108	153	90	215	305	45	111	156	87	222	309
Deferred offering expenses amortization	38	94	132	78	188	266	38	95	133	74	192	266
Interest expense	664	1,620	2,284	1,064	2,570	3,634	-	-	-	-	-	-
Management fees, net	539	949	1,488	724	1,196	1,920	452	891	1,343	713	1,538	2,251
Performance fees	1,141	2,298	3,439	1,818	3,635	5,453	418	876	1,294	707	1,550	2,257
Total expenses	3,202	6,931	10,133	5,362	11,585	16,947	1,580	3,493	5,073	2,814	6,622	9,436
Less: Net expense reimbursement (support) to/from Operating Manager	141	347	488	197	479	676	-	-	-	(117)	(319)	(436)
Net expenses	3,343	7,278	10,621	5,559	12,064	17,623	1,580	3,493	5,073	2,697	6,303	9,000
Net investment income before taxes	2,106	6,043	8,149	4,873	13,180	18,053	4,021	10,021	14,042	6,999	17,649	24,648
Provision for (benefit from) income taxes	3,739	4,787	8,526	6,016	7,346	13,362	1,389	1,823	3,212	2,541	4,240	6,781
Net investment income	(1,633)	1,256	(377)	(1,143)	5,834	4,691	2,632	8,198	10,830	4,458	13,409	17,867

Net realized and unrealized gain/(loss)
Net realized gain/(loss) from investments	467	1,146	1,613	835	2,023	2,858	3,682	8,746	12,428	3,683	8,749	12,432
Net realized gain/(loss) from foreign currencies	93	227	320	93	227	320	-	-	-	-	-	-
Net realized gain/(loss) from derivatives	151	371	522	235	571	806	-	-	-	-	-	-
Net change in unrealized appreciation/(depreciation) from investments	13,278	32,311	45,589	19,277	46,553	65,830	(518)	(1,060)	(1,578)	1,281	3,470	4,751
Net change in unrealized appreciation/(depreciation) from foreign currencies	(4)	(12)	(16)	(9)	(23)	(32)	-	-	-	-	-	-
Net change in unrealized appreciation/(depreciation) from derivatives	446	1,229	1,675	1,124	2,858	3,982	(615)	(1,575)	(2,190)	(520)	(1,315)	(1,835)
Net realized and unrealized gain/(loss)	14,431	35,272	49,703	21,555	52,209	73,764	2,549	6,111	8,660	4,444	10,904	15,348

Net increase (decrease) in net assets resulting from operations	$12,798	$36,528	$49,326	$20,412	$58,043	$78,455	$5,181	$14,309	$19,490	$8,902	$24,313	$33,215

Investment Income

Series I investment income increased/(decreased) by $(152) during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, consisting of an increase/(decrease) of $(153) from interest income and $1 of dividend income. Series II investment income increased/(decreased) by $(193) during three months ended June 30, 2026, as compared to the three months ended June 30, 2025, consisting of an increase/(decrease) of $(200) from interest income and $7 of dividend income. The Company investment income increased/(decreased) by $(345) during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, consisting of an increase/(decrease) of $(353) from interest income and $8 of dividend income. The decrease for the three months ended June 30, 2026 was due to lower interest income resulting from a reduction in interest-bearing asset balances, partially offset by a slight increase in dividend income.

Series I investment income increased/(decreased) by $736 during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, consisting of an increase/(decrease) of $(565) from interest income and $1,301 of dividend income. Series II investment income increased/(decreased) by $1,292 during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, consisting of an increase/(decrease) of $(1,798) from interest income and $3,090 of dividend income. The Company investment income increased/(decreased) by $2,028 during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, consisting of an increase/(decrease) of $(2,363) from interest income and $4,391 of dividend income. The increase for the six months ended June 30, 2026 was due to significantly higher dividend income, partially offset by lower interest income.

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

Operating Expenses increased by $148, $339 and $487 for Series I, Series II and the Company, respectively, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, and $358, $654 and $1,012 for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increases for the three and six months ended June 30, 2026, were due to higher operating costs incurred to support increased transaction activity and a larger asset base. This includes elevated fund administration, legal, and other overhead expenses associated with the growth of the Infrastructure Assets portfolio.

Performance Fees

Performance Fees earned by the Operating Manager increased by $723, $1,422 and $2,145 for Series I, Series II and the Company, respectively, during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, and $1,111, $2,085 and $3,196 for Series I, Series II and the Company, respectively, during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increases for the three and six months ended June 30, 2026 were due to higher accrued incentive fees driven by increased investment income, realized gains, and unrealized appreciation on Infrastructure Assets and the liquidity portfolio. The growth in the underlying asset base and stronger portfolio performance relative to the prior-year periods resulted in a higher performance fee accrual.

Refer to Note 6. Related Party Considerations to our financial statements in this Quarterly Report on Form 10-Q for more information regarding Performance Fees.

Net Management Fees

Net Management Fees increased/(decreased) by $87, $58 and $145 for Series I, Series II and the Company, respectively, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, and $11, $(342) and $(331) for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase for the three months ended June 30, 2026 was due to higher gross management fees driven by growth in average net assets, partially offset by a higher special fee offset applied during the period. The decrease for the six months ended June 30, 2026 was due to a significantly higher special fee offset during the period, which more than offset the increase in gross management fees attributable to higher average net assets.

Refer to Note 6. Related Party Considerations to our financial statements in this Quarterly Report on Form 10-Q for more information regarding Management Fees.

Interest Expense

Interest Expense increased by $664, $1,620 and $2,284 for Series I, Series II and the Company, respectively, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, and $1,064, $2,570 and $3,634 for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increases for the three and six months ended June 30, 2026 were due to the initiation and utilization of the Credit Facility in January 2026, with no comparable borrowings in the prior-year periods. The higher average outstanding balance, together with commitment fees and amortization of deferred financing costs, drove the year-over-year increase.

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

The Company incurred no organizational expenses for Series I, Series II and the Company during the three months ended June 30, 2026 and 2025, as there were no organizational expenses incurred following the commencement of operations.

Deferred offering expenses amortization increased/(decreased) by $-, $(1) and $(1) for Series I, Series II and the Company, respectively, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, and $4, $(4) and $- for the six months ended June 30, 2026, as compared to the six months ended

June 30, 2025. The changes for the three and six months ended June 30, 2026, were minimal, reflecting the ongoing amortization of previously capitalized offering costs with no material new additions to the amortizable base during the current-year periods. The slight decrease for Series II in the three-month period was due to a reduction in deferred costs reaching full amortization.

Organizational and Offering Expenses are paid by the Operating Manager, subject to potential recoupment as described in Note 6. Related Party Considerations to our financial statements in this Quarterly Report on Form 10-Q.

Selling Commissions and Ongoing Distribution and Servicing Fees

For the three and six months ended June 30, 2026 and 2025, neither Series paid the Dealer Manager for any annual distribution fees, shareholder servicing fees, upfront selling commission or dealer manager fees.

Refer to Note 6. Related Party Considerations to our financial statements in this Quarterly Report on Form 10-Q for more information regarding selling commissions or dealer manager fees.

Special Fees

Special Fees allocable to the Company used to offset Management Fees increased by $302, $634 and $936 for Series I, Series II and the Company, respectively, during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, and $858, $1,769 and $2,627 for Series I, Series II and the Company, respectively, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. There were no Special Fees allocable for future Management Fee offset as of June 30, 2026 or June 30, 2025.

Refer to Note 6. Related Party Considerations to our financial statements in this Quarterly Report on Form 10-Q for more information regarding Special Fees.

Company Expense Support and Conditional Reimbursement of the Operating Manager

Total Net Expense Support (including reimbursement payments) increased by $141, $347 and $488 for Series I, Series II and the Company, respectively, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, and $314, $798 and $1,112 for Series I, Series II and the Company, respectively, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, The increases for the three and six months ended June 30, 2026 were due to no expense support being provided by the Operating Manager during the three and six months ended June 30, 2026, as well as the Company reimbursing the Operating Manager for expense support previously provided.

Refer to Note 6. Related Party Considerations to our financial statements in this Quarterly Report on Form 10-Q for more information regarding Expense Support and Reimbursement Payment.

Income Taxes

Income tax provision increased by $2,350, $2,964 and $5,314 for Series I, Series II and the Company, respectively, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, and $3,475, $3,106 and $6,581 for the six months ended June 30, 2026, respectively, as compared to the six months ended June 30, 2025. The increases for the three and six months ended June 30, 2026 were due to higher pre-tax investment income and the tax profile of the Infrastructure Assets subject to federal and state income taxes. The growth in the underlying asset base and increased jurisdictional exposure drove higher current and deferred tax expense relative to the prior year periods.

Net Realized Gains/(Losses) on Investments, Foreign Currency and Derivatives

Series I total net realized gains/(losses) increased/(decreased) by $(2,971) during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, consisting of an increase/(decrease) of $(3,215) from Infrastructure Assets, $93 from foreign currency, and $151 from derivatives. Series II total net realized gains/(losses) increased/(decreased) by $(7,002) during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, consisting of an increase/(decrease) of $(7,600) from Infrastructure Assets, $227 from foreign currency, and $371 from derivatives. The Company total net realized gains/(losses) increased/(decreased) by $(9,973) during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, consisting of an increase/(decrease) of $(10,815) from Infrastructure Assets, $320 from foreign currency, and $806 from derivatives.

Series I total net realized gains/(losses) increased/(decreased) by $(2,520) during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, consisting of an increase/(decrease) of $(2,848) from Infrastructure Assets, $93 from foreign currency, and $235 from derivatives. Series II total net realized gains/(losses) increased/(decreased) by $(5,928) during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, consisting of an increase/(decrease) of $(6,726) from Infrastructure Assets, $227 from foreign currency, and $571 from derivatives. The Company total net realized gains/(losses) increased/(decreased) by $(8,448) during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, consisting of an increase/(decrease) of $(9,574) from Infrastructure Assets, $320 from foreign currency, and $806 from derivatives.

The decreases for the three and six months ended June 30, 2026 reflect a lower volume of realization events compared to the prior-year periods.

Net Unrealized Appreciation/(Depreciation) on Investments, Foreign Currency and Derivatives

Series I total net change in unrealized appreciation/(depreciation) increased/(decreased) by $14,853 during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, consisting of an increase/(decrease) of $13,796 from Infrastructure Assets, $(4) from foreign currency, and $1,061 from foreign currency forward contracts. Series II total net change in unrealized appreciation/(depreciation) increased/(decreased) by $36,163 during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, consisting of an increase/(decrease) of $33,371 from Infrastructure Assets, $(12) from foreign currency, and

$2,804 from foreign currency forward contracts. The Company total net change in unrealized appreciation/(depreciation) increased/(decreased) by $51,016 during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, consisting of an increase/(decrease) of $47,167 from Infrastructure Assets, $(16) from foreign currency, and $3,865 from foreign currency forward contracts.

Series I total net change in unrealized appreciation/(depreciation) increased/(decreased) by $19,631 during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, consisting of an increase/(decrease) of $17,996 from Infrastructure Assets, $(9) from foreign currency, and $1,644 from foreign currency forward contracts. Series II total net change in unrealized appreciation/(depreciation) increased/(decreased) by $47,233 during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, consisting of an increase/(decrease) of $43,083 from Infrastructure Assets, $(23) from foreign currency, and $4,173 from foreign currency forward contracts. The Company total net change in unrealized appreciation/(depreciation) increased/(decreased) by $66,864 during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, consisting of an increase/(decrease) of $61,079 from Infrastructure Assets, $(32) from foreign currency, and $5,817 from foreign currency forward contracts.

The increases for the three and six months ended June 30, 2026 were primarily driven by strong operating performance, favorable market conditions and the expanded portfolio.

Net Asset Value

We calculate NAV per Share in accordance with valuation policies and procedures that have been approved by our Board. Our NAV per Share of each type of Share is the price at which we sell and repurchase our Shares. The following tables include the number of outstanding shares and provides a breakdown of the major components of our total Net Asset Value as of June 30, 2026 and 2025 ($ in thousands, except shares):

Components of Net Asset Value	June 30, 2026	June 30, 2025
Investments at fair value(1)	$2,101,797	$940,619
Cash and cash equivalents	171,459	418,273
Foreign currencies at fair value(2)	2,056	-
Other assets	54,699	18,361
Derivative assets	4,412	-
Derivative liabilities	(559)	(1,835)
Other liabilities	(303,826)	(26,337)
Distributions payable	(15,077)	(10,106)
Accrued performance fee	(5,453)	(2,256)
Management fee payable	(538)	(623)
Net Asset Value	$2,008,970	$1,336,096
Number of outstanding shares	69,211,260	49,178,328

(1) With respect to June 30, 2026 and 2025 at a cost of $1,913,693 and $897,614, respectively.

(2) With respect to June 30, 2026 at a cost of $2,080.

Transactional Net Asset Value

Effective for any NAV struck as of a date on or after July 1, 2026, the Company will update the calculation methodology it uses to calculate the price per share of each of its share types, for the purposes of both subscriptions and repurchases, using a transactional net asset value (“Transactional Net Asset Value”). The current net asset value (“GAAP Net Asset Value”) is determined in accordance with accounting U.S. GAAP. The Transactional Net Asset Value will be calculated by adjusting GAAP Net Asset Value as of each relevant valuation date for some or all of the following, as applicable, (i) the recognition of the shareholder servicing fees and distribution fees on a monthly basis as such fees are accrued, (ii) the exclusion of certain deferred tax liabilities that, although required to be recognized under U.S. GAAP, are not expected to be incurred by the Company based on anticipated income, available deductions and the timing of realization events, and (iii) the amortization of certain organizational and offering expenses over a 60-month period.

The following table provides a breakdown of our total Net Asset Value and our NAV per Share by type as of June 30, 2026 ($ in thousands, except shares and per share data):

Type	Monthly Net Asset Value	Number of Outstanding Shares	Net Asset Value per share
Series I
A-II Shares	$417,466	14,540,028	$28.71
F-I Shares	80,954	2,871,506	$28.19
V Shares	1	40	$25.00
E Shares	2,572	88,087	$29.20
I Shares	75,666	2,688,258	$28.15
S Shares	3	110	$28.12
Series II
A-II Shares	$1,343,262	45,924,742	$29.25
F-I Shares	71,524	2,490,465	$28.72
V Shares	1	40	$25.00
E Shares	1,909	64,177	$29.75
I Shares	15,609	543,697	$28.71
S Shares	3	110	$28.67
Total	$2,008,970	69,211,260

Valuation Methodologies and Significant Inputs

The following table provides quantitative measures used to determine the fair values of our Level III investments as of June 30, 2026 ($ in thousands):

June 30, 2026
Asset Type	Level III Fair Value	Valuation Technique	Unobservable Input	Input
Series I
Investments in Partnership Investment Vehicle	$256,823	Discounted Cash Flow	Discount Rate	9.40% - 19.70%
			Securitization Rate	4.00%
			Terminal Multiple	8.5x - 14.3x
			Exit Cap Rate	6.50x - 7.50x
		Transaction Price	N/A	N/A
Investments in Loans	$133,103	Discounted Cash Flow	Discount Rate	6.20% - 18.10%
		Transaction Price	N/A	N/A
Total	$389,926

Series II
Investments in Partnership Investment Vehicle	$630,443	Discounted Cash Flow	Discount Rate	9.40% - 19.70%
			Securitization Rate	4.00%
			Terminal Multiple	8.5x - 14.3x
			Exit Cap Rate	6.50x - 7.50x
		Transaction Price	N/A	N/A
Investments in Loans	$326,732	Discounted Cash Flow	Discount Rate	6.20% - 18.10%
		Transaction Price	N/A	N/A
Total	$957,175

Total
Investments in Partnership Investment Vehicle	$887,266	Discounted Cash Flow	Discount Rate	9.40% - 19.70%
			Securitization Rate	4.00%
			Terminal Multiple	8.5x - 14.3x
			Exit Cap Rate	6.50x - 7.50x
		Transaction Price	N/A	N/A
Investments in Loans	$459,835	Discounted Cash Flow	Discount Rate	6.20% - 18.10%
		Transaction Price	N/A	N/A
Total	$1,347,101

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

Distributions

For the three and six months ended June 30, 2026, the Company declared distributions on the following outstanding shares of the Company in the amounts per share set forth below:

Type	For the three months ended June 30, 2026	For the six months ended June 30, 2026
Series I
A-II Shares	$0.22	$0.43
F-I Shares	$0.21	$0.42
E Shares	$0.22	$0.43
I Shares	$0.21	$0.42
S Shares	$0.21	$0.42
Series II
A-II Shares	$0.22	$0.44
F-I Shares	$0.22	$0.43
E Shares	$0.22	$0.44
I Shares	$0.22	$0.43
S Shares	$0.22	$0.43

Liquidity and Capital Resources

As of June 30, 2026, the Company had $171,459 in cash and cash equivalents, primarily the result from sales of our Shares, and $2,056 in Foreign Currencies at fair value.

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

Share Repurchases

For the three months ended June 30, 2026, the Company repurchased 440,304 Series I A-II Shares, 40,857 Series I F-I Shares, 32,478 Series I I Shares, 154,888 Series II A-II Shares, 570 Series II E Shares, 23,140 Series II F-I Shares and 1,673 Series II I Shares for an aggregate purchase price of $19,645. We expect that the Company will continue to conduct quarterly Share repurchases (each, a “Share Repurchase”) for up to 5.0% of the aggregate NAV of our outstanding Investor Shares and E Shares of each Series (measured across both Series) at a price based on the NAV per Share as of the last business day of the quarter prior to the commencement of a Share Repurchase (the “Repurchase Plan”). Due to tax considerations and other factors, the NAV between each Series will differ, and because of differential fees and other factors, NAV between Share type will differ, but all NAV calculations are expected to be based on the joint underlying economic interests of both Series in the Infrastructure Assets.

For the three months ended June 30, 2025, the Company repurchased 43,023 Series I A-II Shares, 28,602 Series I F-I Shares, 82,796 Series II A-II Shares and 791 Series II E Shares for an aggregate purchase price of $4,178. For the six months ended June 30, 2025, the Company repurchased 68,718 Series I A-II Shares, 38,612 Series I F-1 Shares, 229,485 Series A-II Shares and 791 Series II E Shares for an aggregate purchase price of $9,075.

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

Cash Flows

The following table summarizes the changes to our cash flows ($ in thousands):

Cash Flow From:	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Operating Activities	$(464,651)	$(267,964)
Financing Activities	445,380	366,075
Net (decrease) in cash and cash equivalents and foreign currencies	$(19,271)	$98,111

Cash used in operating activities

Our cash flow used in operating activities was $(464,651) for the six months ended June 30, 2026, which mostly relates to the acquisition, and the sale and syndication of Infrastructure Assets. Our net increase in net assets resulting from operations was $78,455 for the six months ended June 30, 2026, which reflects income from interest and dividends and an increase in the value of our Infrastructure Assets and Liquidity Portfolio, partially offset by expenses and income taxes incurred.

Our cash flow used in operating activities was $(267,964) for the six months ended June 30, 2025, which mostly relates to the acquisition, and the sale and syndication of Infrastructure Assets. Our net increase in net assets resulting from operations was $33,215 for the six months ended June 30, 2025, which reflects income from interest and dividends and an increase in the value of our Infrastructure Assets and Liquidity Portfolio, partially offset by expenses and income taxes incurred.

Cash used in financing activities

Our cash flow used in financing activities was 445,380 for the six months ended June 30, 2026, which primarily reflects the gross proceeds from the sale of Shares pursuant to our Private Offering, repurchase of shares, and distribution to investors.

Our cash flow used in financing activities was $366,075 for the six months ended June 30, 2025, which primarily reflects the gross proceeds from the sale of Shares pursuant to our Private Offering, repurchase of shares and distributions to investors.

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

Contractual Obligations

See Note 8. Commitments and Contingencies to our financial statements in this Quarterly Report on Form 10-Q for our contractual obligations and commitments with payments due subsequent to June 30, 2026.

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

Changes in Fair Value

All of our Infrastructure Assets as of June 30, 2026 are reported at fair value. Net changes in the fair value of Infrastructure Assets impact the net increase or decrease in net assets resulting from operations in our Consolidated Statements of Operations. Based on Infrastructure Assets held as of June 30, 2026, we estimate that an immediate 10% increase or decrease in the fair value of Infrastructure Assets generally would result in a commensurate change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the Infrastructure Asset was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Based on the fair value of Infrastructure Assets as of June 30, 2026, we estimate that an immediate, hypothetical 10% increase or decline in the fair value of Infrastructure Assets would result in an increase or decline, respectively, in net assets resulting from operations of $210,180, if not offset by other factors.

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

We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our Infrastructure Assets were denominated as of June 30, 2026 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in a decline in net increase in net assets resulting from operations of $889 net of the impact of foreign exchange hedging strategies, if not offset by other factors.

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

We estimate that an immediate, hypothetical 1% decrease in the interest rates as of June 30, 2026, would result in an decrease of investment income in Infrastructure Assets of $1,192 and an increase of interest expense in the Credit Facility of $200, if not offset by other factors.

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

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Hedging Activities” in this Quarterly Report on Form 10-Q and Note 4. Derivative Instruments to our financial statements in this Quarterly Report on Form 10-Q for a discussion concerning our hedging activities.

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

Part II. Other Information

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2026, we were not involved in any material legal proceedings.

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

During the three months ended June 30, 2026, the Company repurchased Shares in the following amounts:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2026 to April 30, 2026	-	$-	-
May 1, 2026 to May 31, 2026	692,971	$28.31	692,971
June 1, 2026 to June 30, 2026	-	$-	-
Total	692,971	$28.31	692,971	-

The shares listed above were repurchased on May 11, 2026. The table above excludes exchanges of 924 Shares for Shares of another Series or type. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Share Repurchases” in this Quarterly Report on Form 10-Q for a discussion of the Company’s share repurchases for applicable share types during the quarter ended June 30, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Limited Liability Company Agreement

On August 11, 2026, by a written consent, Apollo Principal Holdings B, L.P., the Company’s sole holder of V Shares, approved the Company’s Fourth Amended and Restated Limited Liability Company Agreement (the “Fourth A&R LLCA”).

On August 12, 2026, the Company executed the Fourth A&R LLCA, which amended and restated the Company’s Third Amended and Restated Limited Liability Company Agreement, dated as of November 7, 2023, to account for, among other things, referring to the Company’s use of transactional net asset value in determining the transaction price of the Share types of each series.

Operating Agreement

On August 12, 2026, the Company entered into an Amended and Restated Operating Agreement with the Operating Manager (the “A&R Operating Agreement”), which amended and restated the Company’s Operating Agreement, dated as of November 7, 2023, to account for, among other things, referring to the Company’s use of transactional net asset value in determining the transaction price of the Share types of each series.

Dealer Manager Agreement

On August 12, 2026, the Company entered into an Amended and Restated Dealer Manager Agreement (the “A&R Dealer Manager Agreement”), with the Dealer Manager, which amended and restated the Company’s Dealer Manager Agreement, dated as of April 1, 2024, to account for, among other things, referring to the Company’s use of transactional net asset value in determining the transaction price of the Share types of each series.

Share Repurchase Plan

On August 12, 2026, the Company amended and restated the existing Share Repurchase Plan, dated December 19, 2023 (as amended and restated, the “A&R Share Repurchase Plan”), to account for, among other things, referring to the Company’s use of transactional net asset value in determining the transaction price of the Share types of each series.

The foregoing summary descriptions of the Fourth A&R LLCA, A&R Operating Agreement, A&R Dealer Manager Agreement and A&R Share Repurchase Plan do not purport to be complete and are qualified in their entirety by reference to the Fourth A&R LLCA, A&R Operating Agreement, A&R Dealer Manager Agreement and A&R Share Repurchase Plan, copies of which are included as Exhibits 3.2, 10.1, 10.2 and 4.3, respectively, to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 6. Exhibits

Exhibit Number	Description

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10 filed with the SEC on June 15, 2023)

3.2	Fourth Amended and Restated Limited Liability Company Agreement

3.3	Series Agreement of Apollo Infrastructure Company LLC – Series I (incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10 filed with the SEC on June 15, 2023)

3.4	Series Agreement of Apollo Infrastructure Company LLC – Series II (incorporated by reference to Exhibit 3.5 to the Registrant’s Form 10 filed with the SEC on June 15, 2023)

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10/A filed with the SEC on December 19, 2023)

4.2	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10/A filed with the SEC on December 19, 2023)

4.3	Amended and Restated Share Repurchase Plan

10.1	Amended and Restated Operating Agreement

10.2	Amended and Restated Dealer Manager Agreement

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

APOLLO INFRASTRUCTURE COMPANY LLC

/s/ Yvette Novo
Date: August 13, 2026	Chief Financial Officer
(Principal Financial Officer)